Form 10-Q
period 2025-03-31
PACIFIC PREMIER BANCORP INC
filed 2025-05-02
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 97,058,541.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED MARCH 31, 2025

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$149,537	$117,955
Interest-bearing deposits with financial institutions	618,657	491,375
Cash and cash equivalents	768,194	609,330
Interest-bearing time deposits with financial institutions	1,253	1,246
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $97 and $110 (fair value of $1,410,612 and $1,428,077) at March 31, 2025 and December 31, 2024, respectively	1,700,117	1,711,804
Investment securities available-for-sale, at fair value	1,758,340	1,683,215
FHLB, FRB, and other stock	97,729	97,539
Loans held for sale, at lower of cost or fair value	—	2,315
Loans held for investment	12,022,978	12,039,741
Allowance for credit losses	(174,967)	(178,186)
Loans held for investment, net	11,848,011	11,861,555
Accrued interest receivable	69,210	67,953
Premises and equipment, net	46,765	48,580
Deferred income taxes, net	94,083	100,295
Bank owned life insurance	487,180	484,952
Intangible assets	29,628	32,194
Goodwill	901,312	901,312
Other assets	283,761	301,295
Total assets	$18,085,583	$17,903,585
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,827,093	$4,617,013
Interest-bearing:
Checking	2,859,411	2,898,810
Money market/savings	4,914,248	4,837,929
Retail certificates of deposit	1,765,235	1,809,818
Wholesale/brokered certificates of deposit	300,245	300,132
Total interest-bearing	9,839,139	9,846,689
Total deposits	14,666,232	14,463,702
Subordinated debentures	272,579	272,449
Accrued expenses and other liabilities	179,683	211,691
Total liabilities	15,118,494	14,947,842
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at March 31, 2025 and December 31, 2024; 97,069,001 shares and 96,441,667 shares issued and outstanding, respectively	946	942
Additional paid-in capital	2,394,834	2,395,339
Retained earnings	639,321	635,268
Accumulated other comprehensive loss	(68,012)	(75,806)
Total stockholders’ equity	2,967,089	2,955,743
Total liabilities and stockholders’ equity	$18,085,583	$17,903,585
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands, except share data)	2025	2024
INTEREST INCOME
Loans	$148,530	$172,975
Investment securities and other interest-earning assets	38,805	40,456
Total interest income	187,335	213,431
INTEREST EXPENSE
Deposits	59,573	59,506
FHLB advances and other borrowings	2	4,237
Subordinated debentures	4,393	4,561
Total interest expense	63,968	68,304
Net interest income before provision for credit losses	123,367	145,127
Provision for credit losses	(3,718)	3,852
Net interest income after provision for credit losses	127,085	141,275
NONINTEREST INCOME
Loan servicing income	447	529
Service charges on deposit accounts	2,629	2,688
Other service fee income	289	336
Debit card interchange fee income	834	765
Earnings on bank owned life insurance	5,772	4,159
Net gain from sales of loans	90	—
Trust custodial account fees	10,307	10,642
Escrow and exchange fees	672	696
Other income	425	5,959
Total noninterest income	21,465	25,774
NONINTEREST EXPENSE
Compensation and benefits	52,812	54,130
Premises and occupancy	9,716	10,807
Data processing	7,976	7,511
Other real estate owned operations, net	—	46
FDIC insurance premiums	1,996	2,629
Legal and professional services	4,861	4,143
Marketing expense	936	1,558
Office expense	1,099	1,093
Loan expense	781	770
Deposit expense	12,896	12,665
Amortization of intangible assets	2,566	2,836
Other expense	4,653	4,445
Total noninterest expense	100,292	102,633
Net income before income taxes	48,258	64,416
Income tax expense	12,237	17,391
Net income	$36,021	$47,025
EARNINGS PER SHARE
Basic	$0.37	$0.49
Diluted	0.37	0.49
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,764,879	94,350,259
Diluted	94,820,132	94,477,355

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Net income	$36,021	$47,025
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of income taxes (1)	5,317	1,390
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (2)	2,477	2,519
Other comprehensive income, net of tax	7,794	3,909
Comprehensive income, net of tax	$43,815	$50,934
______________________________
(1) Income tax expense of the unrealized gain on securities was $2.1 million and $547,000 for the three months ended March 31, 2025 and 2024, respectively.
(2) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	96,441,667	$942	$2,395,339	$635,268	$(75,806)	$2,955,743
Net income	—	—	—	36,021	—	36,021
Other comprehensive income	—	—	—	—	7,794	7,794
Cash dividends declared ($0.33 per common share)	—	—	—	(31,821)	—	(31,821)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	147	(147)	—	—
Share-based compensation expense	—	—	4,216	—	—	4,216
Issuance of restricted stock, net	854,050	4	(4)	—	—	—
Restricted stock surrendered and canceled	(229,716)	—	(4,910)	—	—	(4,910)
Exercise of stock options	3,000	—	46	—	—	46
Balance at March 31, 2025	97,069,001	$946	$2,394,834	$639,321	$(68,012)	$2,967,089

Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net income	—	—	—	47,025	—	47,025
Other comprehensive income	—	—	—	—	3,909	3,909
Cash dividends declared ($0.33 per common share)	—	—	—	(31,635)	—	(31,635)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	122	(122)	—	—
Share-based compensation expense	—	—	5,450	—	—	5,450
Issuance of restricted stock, net	786,501	3	(3)	—	—	—
Restricted stock surrendered and canceled	(196,887)	—	(4,691)	—	—	(4,691)
Exercise of stock options	10,260	—	162	—	—	162
Balance at March 31, 2024	96,459,966	$941	$2,378,171	$619,405	$(95,716)	$2,902,801

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$36,021	$47,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,974	3,085
Provision for credit losses	(3,718)	3,852
Share-based compensation expense	4,216	5,450
Loss on sales and disposals of premises and equipment	51	5
Net (accretion) of discounts/premium on securities	(810)	(3,623)
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(1,914)	(3,176)
(Gain) on debt extinguishment	—	(5,067)
(Gain) on sales of loans	(90)	—
Deferred income tax expense	3,154	650
Income from bank owned life insurance, net	(5,024)	(3,461)
Amortization of intangible assets	2,566	2,836
Origination of loans held for sale, net of principal payments received	5	—
Proceeds from the sales of loans held for sale	2,522	—
Net change in accrued expenses and other liabilities	(30,570)	(24,240)
Net change in accrued interest receivable and other assets	12,275	33,610
Net cash provided by operating activities	21,658	56,946
Cash flows from investing activities:
Net (increase) in interest-bearing time deposits with financial institutions	(7)	—
Loan payments and (originations), net	260,199	238,258
Proceeds from sales of loans classified as loans held for investment	773	32,675
Purchase of loans held for investment	(238,272)	—
Proceeds from prepayments and maturities of securities held-to-maturity	12,880	10,339
Purchase of securities available-for-sale	(220,913)	(170,226)
Proceeds from prepayments and maturities of securities available-for-sale	156,269	164,079
Proceeds from the sales of premises and equipment	—	2
Proceeds from surrender of bank owned life insurance	2,799	236
Purchase of premises and equipment	(1,210)	(1,205)
Net change in FHLB, FRB, and other stock	(153)	2,034
Funding of Community Reinvestment Act (“CRA”) investments, net	(1,004)	(1,898)
Net cash (used in) provided by investing activities	(28,639)	274,294
Cash flows from financing activities:
Net change in deposit accounts	$202,530	$192,202
Repayments of long-term borrowings	—	(394,933)
Cash dividends paid	(31,821)	(31,635)
Proceeds from exercise of stock options	46	162
Restricted stock surrendered and canceled	(4,910)	(4,691)
Net cash provided by (used in) financing activities	165,845	(238,895)
Net change in cash and cash equivalents	158,864	92,345
Cash and cash equivalents, beginning of period	609,330	936,473
Cash and cash equivalents, end of period	$768,194	$1,028,818

Supplemental cash flow disclosures:
Interest paid	$66,589	$73,075
Income taxes paid (refunded), net	40	(3,656)
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	735	32,675
Recognition of operating lease right-of-use assets	(178)	(1,714)
Recognition of operating lease liabilities	355	1,701

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited)

Note 1 – Basis of Presentation

The consolidated financial statements include the accounts of Pacific Premier Bancorp, Inc. (the “Corporation”) and its wholly owned subsidiaries, including Pacific Premier Bank, National Association, (the “Bank”) (collectively, the “Company,” “we,” “our,” or “us”). All significant intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2025.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Note 2 – Recently Issued Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This Update addresses requests from financial statement users for more detailed information concerning a public business entity’s expenses, such as those related to purchases of inventory, employee compensation costs, depreciation, amortization, and depletion costs. The incremental disclosures are intended to assist financial statement users by providing a better understanding of an entity’s expenses and to enable investors to better assess an entity’s current and future performance. This Update also requires entities to disclose the total amount of selling expenses and to provide the entity’s definition of what constitutes “selling expenses” in annual financial statement disclosures. Further, this Update requires a qualitative description of the amounts remaining in relevant expense captions that have not been separately disaggregated. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments in this Update may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of this Update.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. The amendments in this Update address investor requests for more transparency and decision usefulness about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments in this Update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company has evaluated the provisions of this Update and does not believe they will have a material impact on the Company’s consolidated financial statements.

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K. As of March 31, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
March 31, 2025
U.S. Treasury	$1,265,561	$1,870	$(322)	$1,267,109
Agency	1,061	—	(30)	1,031
Corporate	383,212	346	(10,985)	372,573
Collateralized mortgage obligations	118,269	4	(646)	117,627
Total AFS investment securities	$1,768,103	$2,220	$(11,983)	$1,758,340

December 31, 2024
U.S. Treasury	$1,166,474	$2,192	$(2,581)	$1,166,085
Agency	1,148	—	(40)	1,108
Corporate	408,256	421	(16,419)	392,258
Collateralized mortgage obligations	124,502	4	(742)	123,764
Total AFS investment securities	$1,700,380	$2,617	$(19,782)	$1,683,215

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
March 31, 2025
Municipal bonds	$1,143,400	$(97)	$1,143,303	$—	$(256,006)	$887,297
Collateralized mortgage obligations	302,958	—	302,958	5,394	(6,504)	301,848
Mortgage-backed securities	237,717	—	237,717	173	(32,562)	205,328
Other	16,139	—	16,139	—	—	16,139
Total HTM investment securities	$1,700,214	$(97)	$1,700,117	$5,567	$(295,072)	$1,410,612

December 31, 2024
Municipal bonds	$1,144,862	$(110)	$1,144,752	$—	$(242,298)	$902,454
Collateralized mortgage obligations	309,653	—	309,653	3,886	(8,718)	304,821
Mortgage-backed securities	241,223	—	241,223	67	(36,664)	204,626
Other	16,176	—	16,176	—	—	16,176
Total HTM investment securities	$1,711,914	$(110)	$1,711,804	$3,953	$(287,680)	$1,428,077

Investment securities with carrying values of $3.12 billion and $3.16 billion as of March 31, 2025 and December 31, 2024, respectively, were pledged to other borrowings, secure public deposits, and for other purposes as required or permitted by law, of which $2.93 billion and $2.97 billion as of March 31, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At March 31, 2025, the Company had a net unrealized loss on AFS investment securities of $9.8 million, or $7.0 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $17.2 million, or $12.3 million net of tax in accumulated other comprehensive loss, at December 31, 2024.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount. At March 31, 2025, the unrealized loss on investment securities transferred from AFS to HTM was $85.0 million, or $61.0 million net of tax. At December 31, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $88.4 million, or $63.5 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses (the “ACL”) has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
March 31, 2025
U.S. Treasury	18	$446,313	$(322)	—	$—	$—	18	$446,313	$(322)
Agency	—	—	—	4	1,031	(30)	4	1,031	(30)
Corporate	2	10,049	(2)	24	222,668	(10,983)	26	232,717	(10,985)
Collateralized mortgage obligations	2	9,396	(20)	23	104,519	(626)	25	113,915	(646)
Total AFS investment securities	22	$465,758	$(344)	51	$328,218	$(11,639)	73	$793,976	$(11,983)

December 31, 2024
U.S. Treasury	21	$519,211	$(2,581)	—	$—	$—	21	$519,211	$(2,581)
Agency	—	—	—	4	1,108	(40)	4	1,108	(40)
Corporate	1	9,007	(4)	25	227,250	(16,415)	26	236,257	(16,419)
Collateralized mortgage obligations	2	11,161	(37)	23	108,783	(705)	25	119,944	(742)
Total AFS investment securities	24	$539,379	$(2,622)	52	$337,141	$(17,160)	76	$876,520	$(19,782)

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

For additional information concerning the ACL on investment securities, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K

The Company had no ACL for AFS investment securities at March 31, 2025 and December 31, 2024. The Company performed a qualitative assessment of these investments as of March 31, 2025 and determined that unrealized losses during the first quarter of 2025 were the result of general market conditions, including changes in interest rates, and does not believe the declines in fair value were credit related. As of March 31, 2025, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high credit quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of March 31, 2025, 79% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. The fair value of corporate bank debt securities continued to improve during the three months ended March 31, 2025 as the spreads on the bank debt continued to tighten with overall signs of stability in the banking industry and interest rate movement during the period. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell AFS securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, the Company had an ACL of $97,000 and $110,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
Three Months Ended March 31, 2025
HTM investment securities:
Municipal bonds	$110	$(13)	$97

Three Months Ended March 31, 2024
HTM investment securities:
Municipal bonds	$126	$(11)	$115

At March 31, 2025 and December 31, 2024, there were no AFS or HTM securities on nonaccrual status. At March 31, 2025 and December 31, 2024, there were no securities purchased with deterioration in credit quality since their origination.

Contractual Maturities

The amortized cost and estimated fair value of investment securities at March 31, 2025, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$918,891	$920,062	$346,670	$347,047	$—	$—	$—	$—	$1,265,561	$1,267,109
Agency	—	—	640	623	—	—	421	408	1,061	1,031
Corporate	—	—	215,273	214,216	167,939	158,357	—	—	383,212	372,573
Collateralized mortgage obligations	3,859	3,848	53,196	52,971	25,776	25,656	35,438	35,152	118,269	117,627
Total AFS investment securities	922,750	923,910	615,779	614,857	193,715	184,013	35,859	35,560	1,768,103	1,758,340
HTM investment securities:
Municipal bonds	—	—	38,830	36,970	42,344	37,935	1,062,226	812,392	1,143,400	887,297
Collateralized mortgage obligations	—	—	33	33	—	—	302,925	301,815	302,958	301,848
Mortgage-backed securities	—	—	2,947	3,015	6,039	6,097	228,731	196,216	237,717	205,328
Other	—	—	—	—	—	—	16,139	16,139	16,139	16,139
Total HTM investment securities	—	—	41,810	40,018	48,383	44,032	1,610,021	1,326,562	1,700,214	1,410,612
Total investment securities	$922,750	$923,910	$657,589	$654,875	$242,098	$228,045	$1,645,880	$1,362,122	$3,468,317	$3,168,952

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

The following table presents the composition of the loan portfolio for the periods indicated:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,111,115	$2,131,112
Multifamily	5,307,484	5,326,009
Construction and land	302,730	379,143
SBA secured by real estate	27,571	28,777
Total investor loans secured by real estate	7,748,900	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,962,531	1,995,144
Franchise real estate secured	238,870	255,694
SBA secured by real estate	42,227	43,978
Total business loans secured by real estate	2,243,628	2,294,816
Commercial loans
Commercial and industrial	1,609,225	1,486,340
Franchise non-real estate secured	194,454	213,357
SBA non-real estate secured	7,546	8,086
Total commercial loans	1,811,225	1,707,783
Retail loans
Single family residential	230,262	186,739
Consumer	1,964	1,804
Total retail loans	232,226	188,543
Loans held for investment before basis adjustment (1)	12,035,979	12,056,183
Basis adjustment associated with fair value hedge (2)	(13,001)	(16,442)
Loans held for investment	12,022,978	12,039,741
Allowance for credit losses for loans held for investment	(174,967)	(178,186)
Loans held for investment, net	$11,848,011	$11,861,555

Total unfunded loan commitments	$1,453,174	$1,532,623
Loans held for sale, at lower of cost or fair value	$—	$2,315
______________________________
(1) Includes unamortized net purchase premiums of $11.6 million and $9.1 million, net deferred origination costs of $850,000 and $1.1 million, and unaccreted fair value net purchase discounts of $31.3 million and $33.2 million as of March 31, 2025 and December 31, 2024, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At March 31, 2025 and December 31, 2024, the servicing assets totaled $828,000 and $1.0 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At March 31, 2025 and December 31, 2024, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for the Company’s exposure to the reimbursement agreement with Freddie Mac was $274,000 as of March 31, 2025 and December 31, 2024.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $289.5 million at March 31, 2025 and $307.3 million at December 31, 2024, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $35.2 million and $37.4 million at March 31, 2025 and December 31, 2024, respectively, and SBA participations serviced for others totaling $198.6 million and $212.5 million at March 31, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

As of March 31, 2025, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

During the fourth quarter of 2024, the Bank converted to a national banking association, and as such all loans and extensions of credit made by the Bank are subject to the legal lending limits for national banks. Under applicable laws and regulations, the Bank may not make loans to one borrower in excess of 15% of the Bank’s capital and surplus, plus an additional 10% of the Bank’s capital and surplus, if the amount that exceeds the Bank’s 15% general limit is fully secured by readily marketable collateral. At March 31, 2025, these loans-to-one borrower limitations result in a dollar limitation of $372.2 million for the 15% general limit and a maximum dollar limitation of $620.4 million for the 25% combined limit. In order to manage concentration risk, the Bank maintains an internal lending limit well below these statutory maximums. At March 31, 2025, the Bank’s largest aggregate outstanding balance of loans to one borrower was $161.3 million comprised of multifamily loans.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of March 31, 2025:

	Term Loans by Vintage
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2025
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$51,579	$57,120	$30,239	$445,007	$489,094	$1,004,268	$—	$—	$2,077,307
Special mention	—	—	—	—	—	6,886	—	—	6,886
Substandard	—	13,343	—	11,169	—	2,410	—	—	26,922
Multifamily
Pass	117,620	114,544	165,830	1,127,275	1,878,556	1,889,395	—	—	5,293,220
Special mention	—	209	—	—	2,698	11,357	—	—	14,264
Construction and land
Pass	12,528	87,226	47,115	120,880	16,901	2,721	—	—	287,371
Special mention	5,518	—	—	9,438	403	—	—	—	15,359
SBA secured by real estate
Pass	—	—	—	6,351	132	16,755	—	—	23,238
Substandard	—	—	—	—	—	4,333	—	—	4,333
Total investor loans secured by real estate	187,245	272,442	243,184	1,720,120	2,387,784	2,938,125	—	—	7,748,900
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Business loans secured by real estate
CRE owner-occupied
Pass	32,601	49,695	18,982	464,164	559,667	727,955	—	—	1,853,064
Special mention	—	—	—	34,235	23,872	19,531	—	—	77,638
Substandard	—	—	—	—	825	31,004	—	—	31,829
Franchise real estate secured
Pass	2,646	2,488	8,436	36,629	88,271	85,876	—	—	224,346
Special mention	—	—	—	—	4,975	8,013	—	—	12,988
Substandard	—	—	—	—	—	1,536	—	—	1,536
SBA secured by real estate
Pass	—	711	107	9,373	6,490	21,563	41	—	38,285
Substandard	—	—	—	—	310	3,632	—	—	3,942
Total loans secured by business real estate	35,247	52,894	27,525	544,401	684,410	899,110	41	—	2,243,628
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Commercial and industrial
Pass	200,093	406,615	32,252	117,300	125,042	232,977	466,420	546	1,581,245
Special mention	—	802	387	—	—	143	8,919	—	10,251
Substandard	—	81	350	8,953	2,153	505	2,193	609	14,844
Doubtful	—	—	—	2,885	—	—	—	—	2,885
Franchise non-real estate secured
Pass	$55	$1,248	$5,989	$55,019	$72,147	$58,202	$—	$—	$192,660
Special mention	—	—	—	—	184	—	—	—	184
Substandard	—	1,128	—	—	—	482	—	—	1,610

	Term Loans by Vintage
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
March 31, 2025
SBA non-real estate secured
Pass	—	936	243	3,016	316	1,885	—	—	6,396
Substandard	—	—	—	962	—	188	—	—	1,150
Total commercial loans	200,148	410,810	39,221	188,135	199,842	294,382	477,532	1,155	1,811,225
Year-to-date gross charge-offs	—	233	55	—	—	—	170	—	458
Retail loans
Single family residential
Pass	42,996	114,630	10	—	—	35,442	37,050	—	230,128
Substandard	—	—	—	—	—	134	—	—	134
Consumer loans
Pass	44	97	—	—	—	356	1,467	—	1,964
Total retail loans	43,040	114,727	10	—	—	35,932	38,517	—	232,226
Year-to-date gross charge-offs	—	2	1	—	—	7	—	—	10
Loans held for investment before basis adjustment (1)	$465,680	$850,873	$309,940	$2,452,656	$3,272,036	$4,167,549	$516,090	$1,155	$12,035,979
Total Year-to-date gross charge-offs	$—	$235	$56	$—	$—	$7	$170	$—	$468
______________________________
(1) Excludes the basis adjustment of $13.0 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as of December 31, 2024:

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$61,326	$30,284	$448,638	$491,594	$160,984	$900,867	$—	$—	$2,093,693
Special mention	—	—	—	2,918	—	1,531	—	—	4,449
Substandard	13,563	—	11,167	—	5,740	2,500	—	—	32,970
Multifamily
Pass	120,793	168,040	1,136,648	1,931,238	669,154	1,272,416	—	—	5,298,289
Special mention	—	—	—	2,053	14,052	11,615	—	—	27,720
Construction and land
Pass	79,235	47,024	216,604	21,063	2,224	3,185	—	—	369,335
Special mention	—	—	9,398	410	—	—	—	—	9,808
SBA secured by real estate
Pass	$—	$—	$6,366	$—	$493	$17,189	$—	$—	$24,048
Substandard	—	—	—	131	—	4,598	—	—	4,729
Total investor loans secured by real estate	274,917	245,348	1,828,821	2,449,407	852,647	2,213,901	—	—	7,865,041
Year-to-date gross charge-offs	$2,304	$—	$28	$29	$11,539	$1,651	$—	$—	$15,551

	Term Loans by Vintage
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving	Revolving Converted to Term During the Period	Total
December 31, 2024
Business loans secured by real estate
CRE owner-occupied
Pass	54,983	20,800	505,611	578,642	209,526	546,759	—	—	1,916,321
Special mention	—	—	2,663	24,673	1,884	9,169	—	—	38,389
Substandard	—	—	—	832	—	39,602	—	—	40,434
Franchise real estate secured
Pass	2,501	9,622	36,991	98,416	15,397	78,083	—	—	241,010
Special mention	—	—	—	5,027	8,102	1,555	—	—	14,684
SBA secured by real estate
Pass	741	108	9,699	7,007	1,205	22,101	—	—	40,861
Substandard	—	—	—	—	—	3,117	—	—	3,117
Total loans secured by business real estate	58,225	30,530	554,964	714,597	236,114	700,386	—	—	2,294,816
Year-to-date gross charge-offs	—	93	3,345	581	1,152	1,024	—	—	6,195
Commercial loans
Commercial and industrial
Pass	436,794	34,576	122,900	130,428	32,337	210,544	484,411	3,926	1,455,916
Special mention	533	407	—	—	160	—	11,408	330	12,838
Substandard	—	842	9,192	2,439	3	540	1,685	—	14,701
Doubtful and loss	—	—	2,885	—	—	—	—	—	2,885
Franchise non-real estate secured
Pass	1,325	6,770	56,825	77,541	8,907	54,069	—	—	205,437
Special mention	—	—	—	190	—	512	—	—	702
Substandard	1,142	—	—	—	—	6,076	—	—	7,218
SBA non-real estate secured
Pass	944	248	4,176	322	—	2,201	—	—	7,891
Substandard	—	—	—	—	125	70	—	—	195
Total commercial loans	440,738	42,843	195,978	210,920	41,532	274,012	497,504	4,256	1,707,783
Year-to-date gross charge-offs	—	470	370	290	41	234	2,539	—	3,944
Retail loans
Single family residential
Pass	116,317	10	—	—	158	35,923	34,331	—	186,739
Consumer loans
Pass	104	—	—	—	1	374	1,325	—	1,804
Total retail loans	116,421	10	—	—	159	36,297	35,656	—	188,543
Year-to-date gross charge-offs	$10	$2	$7	$1	$—	$876	$—	$—	$896
Loans held for investment before basis adjustment (1)	$890,301	$318,731	$2,579,763	$3,374,924	$1,130,452	$3,224,596	$533,160	$4,256	$12,056,183
Total Year-to-date gross charge-offs	$2,314	$565	$3,750	$901	$12,732	$3,785	$2,539	$—	$26,586
______________________________
(1) Excludes the basis adjustment of $16.4 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$2,111,115	$—	$—	$—	$2,111,115
Multifamily	5,307,484	—	—	—	5,307,484
Construction and land	302,730	—	—	—	302,730
SBA secured by real estate	27,571	—	—	—	27,571
Total investor loans secured by real estate	7,748,900	—	—	—	7,748,900
Business loans secured by real estate
CRE owner-occupied	1,962,531	—	—	—	1,962,531
Franchise real estate secured	238,870	—	—	—	238,870
SBA secured by real estate	42,227	—	—	—	42,227
Total business loans secured by real estate	2,243,628	—	—	—	2,243,628
Commercial loans
Commercial and industrial	1,607,618	36	330	1,241	1,609,225
Franchise non-real estate secured	194,432	—	22	—	194,454
SBA not secured by real estate	7,481	—	—	65	7,546
Total commercial loans	1,809,531	36	352	1,306	1,811,225
Retail loans
Single family residential	229,864	264	—	134	230,262
Consumer loans	1,964	—	—	—	1,964
Total retail loans	231,828	264	—	134	232,226
Loans held for investment before basis adjustment (1)	$12,033,887	$300	$352	$1,440	$12,035,979

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,131,112	$—	$—	$—	$2,131,112
Multifamily	5,326,009	—	—	—	5,326,009
Construction and land	379,143	—	—	—	379,143
SBA secured by real estate	28,777	—	—	—	28,777
Total investor loans secured by real estate	7,865,041	—	—	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,995,144	—	—	—	1,995,144
Franchise real estate secured	255,694	—	—	—	255,694
SBA secured by real estate	43,978	—	—	—	43,978
Total business loans secured by real estate	2,294,816	—	—	—	2,294,816
Commercial loans
Commercial and industrial	1,483,926	824	349	1,241	1,486,340
Franchise non-real estate secured	213,357	—	—	—	213,357
SBA not secured by real estate	8,017	49	—	20	8,086
Total commercial loans	1,705,300	873	349	1,261	1,707,783
Retail loans
Single family residential	186,603	136	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,407	136	—	—	188,543
Loans held for investment before basis adjustment (1)	$12,053,564	$1,009	$349	$1,261	$12,056,183
______________________________
(1) Excludes the basis adjustment of $13.0 million and $16.4 million to the carrying amount of certain loans included in fair value hedging relationships as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 11 – Derivative Instruments for additional information.
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

As of March 31, 2025, $27.7 million of loans were individually evaluated with a $484,000 ACL attributed to such loans. At March 31, 2025, $17.0 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $10.7 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at March 31, 2025.

As of December 31, 2024, $28.0 million of loans were individually evaluated with no ACL attributed to such loans. At December 31, 2024, $17.1 million of the individually evaluated loans were evaluated based on the underlying value of the collateral, and $10.9 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at December 31, 2024.

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2024 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $262.5 million and $275.4 million at March 31, 2025 and December 31, 2024, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $27.7 million at March 31, 2025 and $28.0 million at December 31, 2024.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three months ended March 31, 2025 and 2024. The Company had no loans 90 days or more past due and still accruing at March 31, 2025 and December 31, 2024.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
March 31, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$15,117	$—	$—	$—	$15,117	$15,117
SBA secured by real estate	394	—	—	—	394	394
Total investor loans secured by real estate	15,511	—	—	—	15,511	15,511
Commercial loans
Commercial and industrial	1,241	484	10,742	—	11,983	11,083
SBA non-real estate secured	65	—	—	—	65	65
Total commercial loans	1,306	484	10,742	—	12,048	11,148
Retail loans
Single family residential	134	—	—	—	134	134
Total retail loans	134	—	—	—	134	134
Total nonaccrual loans	$16,951	$484	$10,742	$—	$27,693	$26,793

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$15,423	$—	$—	$—	$15,423	$15,423
SBA secured by real estate	409	—	—	—	409	409
Total investor loans secured by real estate	15,832	—	—	—	15,832	15,832
Commercial loans
Commercial and industrial	1,241	—	10,938	—	12,179	12,179
SBA non-real estate secured	20	—	—	—	20	20
Total commercial loans	1,261	—	10,938	—	12,199	12,199
Total nonaccrual loans	$17,093	$—	$10,938	$—	$28,031	$28,031
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of March 31, 2025 and December 31, 2024.

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

MLTBs were $13.3 million at March 31, 2025 and $13.6 million at December 31, 2024.

There were no loans modified as an MLTB during the three months ended March 31, 2025 and March 31, 2024.

During the three months ended March 31, 2025 and 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the loans that were modified in the past 12 months as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
March 31, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$13,343	$—	$—	$—	$13,343
Total investor loans secured by real estate	$13,343	$—	$—	$—	$13,343

March 31, 2024
Commercial loans
Commercial and industrial	$12,161	$—	$—	$—	$12,161
Total commercial loans	$12,161	$—	$—	$—	$12,161

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Hotel Properties	Residential Properties	Other CRE Properties	Business Assets	Total
March 31, 2025
Investor loan secured by real estate
CRE non-owner-occupied	$13,343	$—	$—	$1,774	$—	$15,117
SBA secured by real estate	—	394	—	—	—	394
Total investor loans secured by real estate	13,343	394	—	1,774	—	15,511
Commercial loans
Commercial and industrial	—	—	—	—	1,241	1,241
SBA non-real estate secured	—	—	—	—	65	65
Total commercial loans	—	—	—	—	1,306	1,306
Retail loans
Single family residential	—	—	134	—	—	134
Total retail loans	—	—	134	—	—	134
Total collateral dependent loans	$13,343	$394	$134	$1,774	$1,306	$16,951

December 31, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$13,563	$—	$—	$1,860	$—	$15,423
SBA secured by real estate	—	409	—	—	—	409
Total investor loans secured by real estate	13,563	409	—	1,860	—	15,832
Commercial loans
Commercial and industrial	—	—	—	—	1,241	1,241
SBA non-real estate secured	—	—	—	—	20	20
Total commercial loans	—	—	—	—	1,261	1,261
Total collateral dependent loans	$13,563	$409	$—	$1,860	$1,261	$17,093

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at March 31, 2025 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended March 31, 2025
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$26,408	$—	$—	$458	$26,866
Multifamily	53,305	—	—	(1,930)	51,375
Construction and land	5,230	—	—	(1,453)	3,777
SBA secured by real estate	1,722	—	30	(74)	1,678
Business loans secured by real estate
CRE owner-occupied	31,794	—	—	(1,273)	30,521
Franchise real estate secured	5,836	—	—	(1,173)	4,663
SBA secured by real estate	3,831	—	—	33	3,864
Commercial loans
Commercial and industrial	37,603	(458)	775	3,982	41,902
Franchise non-real estate secured	10,794	—	—	(2,717)	8,077
SBA non-real estate secured	359	—	6	96	461
Retail loans
Single family residential	1,193	—	—	487	1,680
Consumer loans	111	(10)	—	2	103
Totals	$178,186	$(468)	$811	$(3,562)	$174,967

	Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,030	$(927)	$—	$678	$30,781
Multifamily	56,312	—	5	2,094	58,411
Construction and land	9,314	—	—	(1,143)	8,171
SBA secured by real estate	2,182	(253)	—	255	2,184
Business loans secured by real estate
CRE owner-occupied	28,787	(4,452)	63	4,362	28,760
Franchise real estate secured	7,499	(212)	—	(29)	7,258
SBA secured by real estate	4,427	—	1	(140)	4,288
Commercial loans
Commercial and industrial	36,692	(585)	39	961	37,107
Franchise non-real estate secured	15,131	(100)	—	(711)	14,320
SBA non-real estate secured	458	—	2	35	495
Retail loans
Single family residential	505	—	—	(63)	442
Consumer loans	134	—	—	(11)	123
Totals	$192,471	$(6,529)	$110	$6,288	$192,340

The decrease in the ACL for loans held for investment during the three months ended March 31, 2025 of $3.2 million was reflective of a reversal of provision for credit losses of $3.6 million and net recoveries of $343,000.

During the three months ended March 31, 2025, the reversal of provision for credit losses was principally driven by provision reversals in the investor and business loans secured by real estate segments, partially offset by provisions for credit losses in the commercial and retail loans segments. The reversal of provision for credit losses in the investor loans secured by real estate segment was primarily attributed to a decline in loan balances for multifamily and construction and land loans. The reversal of provision for credit losses in the business loans secured by real estate segment can largely be attributed to a decline in loan balances for CRE owner-occupied loans and franchise real estate secured loans. The provision for credit losses in the commercial loans segment is largely attributed to new originations and purchases of commercial and industrial loans. The provision for commercial and industrial loans was partially offset by a provision reversal associated with franchise non-real estate secured loans, which was attributed to a decrease in loan balances coupled with slightly favorable changes in economic forecasts associated with those loans. The Company also recorded a provision for credit losses for retail loans during the first quarter, which was attributed to the purchase of jumbo single family residential loans with high credit quality. GAAP requires the Company to establish an ACL for purchased loans at the time of purchase.

The decrease in the ACL for loans held for investment during the three months ended March 31, 2024 of $131,000 was reflective of $6.4 million in net charge-offs, partially offset by $6.3 million in provision for credit losses principally driven by provisions for investor and business loans secured by real estate segments. The provision for credit losses in the investor loans secured by real estate segment was primarily driven by changes in economic forecasts, partially offset by declines in loan balances for CRE non-owner-occupied, multifamily, and SBA secured by real estate loans. The reversal of provision for credit losses for construction and land loans in this segment was attributed to changes in loan composition, including the payoff of certain loans with higher loss ratios. The provision for credit losses in the business loans secured by real estate segment was largely attributed to CRE owner-occupied loans driven by the impact of changes in economic forecasts and changes in asset quality, partially offset by a decrease in balances for these loans within this segment. The provision for credit losses for commercial loans is primarily associated with commercial and industrial loans and the impact of changes in economic forecasts and asset quality, partially offset by a decrease in balances. Provisions for credit losses for these loans were partially offset by a reversal of provision for credit losses for franchise non-real estate secured loans, which can be attributed to a decrease in balances. The reversal of provision for credit losses for retail loans can largely be attributed to changes in economic forecasts and a slight decrease in balances.

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

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Beginning ACL balance	$17,906	$19,264
Provision for credit losses on off-balance sheet commitments	(143)	(2,425)
Ending ACL balance	$17,763	$16,839

The allowance for off-balance sheet commitments was $17.8 million at March 31, 2025, relatively unchanged from $17.9 million at December 31, 2024. During the three months ended March 31, 2025, the provision reversal for off-balance sheet commitments was largely attributable to the impact of changes in economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments.

During the three months ended March 31, 2024, the provision reversal for off-balance sheet commitments of $2.4 million was largely attributable to a decline in the balance of unfunded commitments as well as qualitative adjustments during the quarter.

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at March 31, 2025 and December 31, 2024. The Company did not record any adjustments to goodwill during the three months ended March 31, 2025 and March 31, 2024.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $29.6 million at March 31, 2025, consisting of $28.0 million in core deposit intangibles and $1.7 million in customer relationship intangibles. At December 31, 2024, other intangibles assets were $32.2 million, consisting of $30.5 million in core deposit intangibles and $1.7 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212
Additions due to acquisitions	—	—
Ending balance	145,212	145,212
Accumulated amortization:
Beginning balance	(113,018)	(101,927)
Amortization	(2,566)	(2,836)
Ending balance	(115,584)	(104,763)
Net intangible assets	$29,628	$40,449

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2024, in order from the present, is $10.0 million, $8.9 million, $7.2 million, $4.0 million, and $1.5 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of March 31, 2025.

Note 8 – Subordinated Debentures

As of March 31, 2025, the Company had two series of subordinated notes with an aggregate carrying value of $272.6 million with a weighted interest rate of 6.21%, compared to $272.4 million with a weighted interest rate of 6.30% at December 31, 2024. The increase of $130,000 was due to the amortization of debt issuance costs.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Current Principal Balance	March 31, 2025	December 31, 2024
Subordinated notes
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	7.085%	125,000	123,960	123,896
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.17% thereafter	June 15, 2030	5.375%	150,000	148,619	148,553
Total subordinated debentures			$275,000	$272,579	$272,449

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

For additional information on the Company’s subordinated debentures, see “Note 13 — Subordinated Debentures” to the audited consolidated financial statements in the Company’s 2024 Form 10-K.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2025	March 31, 2024
Basic
Net income	$36,021	$47,025
Less: dividends and undistributed earnings allocated to participating securities	(650)	(779)
Net income allocated to common stockholders	$35,371	$46,246

Weighted average common shares outstanding	94,764,879	94,350,259
Basic earnings per common share	$0.37	$0.49

Diluted
Net income allocated to common stockholders	$35,371	$46,246

Weighted average common shares outstanding	94,764,879	94,350,259
Dilutive effect of share-based compensation	55,253	127,096
Weighted average diluted common shares	94,820,132	94,477,355
Diluted earnings per common share	$0.37	$0.49

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three months ended March 31, 2025 and 2024, there were no potential common shares that were anti-dilutive.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	March 31, 2025
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$1,267,109	$—	$1,267,109
Agency	—	1,031	—	1,031
Corporate	—	372,573	—	372,573
Collateralized mortgage obligations	—	117,627	—	117,627
Total AFS investment securities	$—	$1,758,340	$—	$1,758,340
Equity securities	$821	$—	$—	$821
Derivative assets:
Foreign exchange contracts	$4	$—	$—	$4
Interest rate swaps (1)	—	4,578	—	4,578
Total derivative assets	$4	$4,578	$—	$4,582

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$9,486	$—	$9,486
Total derivative liabilities	$—	$9,486	$—	$9,486

	December 31, 2024
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$1,166,085	$—	$1,166,085
Agency	—	1,108	—	1,108
Corporate	—	392,258	—	392,258
Collateralized mortgage obligations	—	123,764	—	123,764
Total AFS investment securities	$—	$1,683,215	$—	$1,683,215
Equity securities	$784	$—	$—	$784
Derivative assets:
Foreign exchange contracts	$6	$—	$—	$6
Interest rate swaps (1)	—	5,638	—	5,638
Total derivative assets	$6	$5,638	$—	$5,644

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$11,152	$—	$11,152
Total derivative liabilities	$—	$11,152	$—	$11,152
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

At March 31, 2025, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the three months ended March 31, 2025.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

(Dollars in thousands)	Fair Value Measurement Using			Total Fair Value
March 31, 2025	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$757	$757
Total assets	$—	$—	$757	$757

December 31, 2024
Financial assets
Collateral dependent loans	$—	$—	$13,563	$13,563
Total assets	$—	$—	$13,563	$13,563

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
March 31, 2025
Commercial loans
Commercial and industrial	$757	Fair value of collateral	Cost to sell	1.73%	1.73%	1.73%
Total individually evaluated loans	757
Total assets	$757

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$13,563	Fair value of collateral	Cost to sell	10.00%	10.00%	10.00%
Total individually evaluated loans	13,563
Total assets	$13,563

Fair Values of Financial Instruments

The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated, representing an exit price.

(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
March 31, 2025
Assets
Cash and cash equivalents	$768,194	$768,194	$—	$—	$768,194
Interest-bearing time deposits with financial institutions	1,253	1,253	—	—	1,253
HTM investment securities	1,700,117	—	1,410,612	—	1,410,612
AFS investment securities	1,758,340	—	1,758,340	—	1,758,340
Equity securities	821	821	—	—	821
Loans held for investment, net	12,022,978	—	—	11,592,097	11,592,097
Derivative assets (1)	4,582	4	4,578	—	4,582
Accrued interest receivable	69,210	—	69,210	—	69,210
Liabilities
Deposit accounts	$14,666,232	$—	$14,677,632	$—	$14,677,632
Subordinated debentures	272,579	—	271,346	—	271,346
Derivative liabilities (1)	9,486	—	9,486	—	9,486
Accrued interest payable	8,975	—	8,975	—	8,975

December 31, 2024
Assets
Cash and cash equivalents	$609,330	$609,330	$—	$—	$609,330
Interest-bearing time deposits with financial institutions	1,246	1,246	—	—	1,246
HTM investment securities	1,711,804	—	1,428,077	—	1,428,077
AFS investment securities	1,683,215	—	1,683,215	—	1,683,215
Equity securities	784	784	—	—	784
Loans held for sale	2,315	—	2,425	—	2,425
Loans held for investment, net	12,039,741	—	—	11,575,603	11,575,603
Derivative assets (1)	5,644	6	5,638	—	5,644
Accrued interest receivable	67,953	—	67,953	—	67,953
Liabilities
Deposit accounts	$14,463,702	$—	$14,478,071	$—	$14,478,071
Subordinated debentures	272,449	—	267,258	—	267,258
Derivative liabilities (1)	11,152	—	11,152	—	11,152
Accrued interest payable	11,589	—	11,589	—	11,589
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

During 2024, as part of its interest rate risk management, the Company voluntarily discontinued portfolio layer method fair value hedges with an aggregate notional amount of $450.0 million associated with closed pools of fixed rate loans. When a portfolio layer method fair value hedge is discontinued, the hedged item is no longer adjusted for changes in the fair value of the hedged risk, also referred to as the basis adjustment. The basis adjustment, as of the date the fair value hedge is discontinued, is allocated on a proportionate basis to the remaining loans that previously comprised the closed pool. The basis adjustment is subsequently amortized or accreted into interest income using the interest method over the remaining lives of the individual loans. Cash flows on derivatives designated as hedging instruments are classified in the statement of cash flows the same as the cash flows of the assets being hedged. At March 31, 2025 and December 31, 2024, interest rate swaps with an aggregate notional amount of $300.0 million and $300.0 million, respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets(2)
(Dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Loans held for investment (1)	$286,999	$283,558	$(12,399)	$(15,815)
Total	$286,999	$283,558	$(12,399)	$(15,815)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At March 31, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $968.4 million and $990.6 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(13.0) million and $(16.4) million, respectively, and the amounts of the designated hedged items were $300.0 million and $300.0 million, respectively.
(2) At March 31, 2025 and December 31, 2024, the balance included $602,000 and $628,000, respectively, hedging adjustment on discontinued hedging relationships.

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

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	March 31, 2025
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$13,610	$—	$—
Total derivative designated as hedging instruments	300,000	13,610	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	135	4	112	—
Interest rate swaps contracts	92,180	9,307	92,180	9,312
Total derivative not designated as hedging instruments	92,315	9,311	92,292	9,312
Total derivatives	$392,315	22,921	$92,292	9,312

Netting adjustments - cleared positions (1)		18,339		(174)
Total derivatives in the Statement of Financial Condition		$4,582		$9,486

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$17,108	$—	$—
Total derivative designated as hedging instruments	300,000	17,108	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	361	6	—	—
Interest rate swaps contracts	93,732	11,047	93,732	11,052
Total derivative not designated as hedging instruments	94,093	11,053	93,732	11,052
Total derivatives	$394,093	$28,161	$93,732	$11,052

Netting adjustments - cleared positions (1)		22,517		(100)
Total derivatives in the Statement of Financial Condition		$5,644		$11,152
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2025	March 31, 2024
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$3,440	$(2,773)
Derivatives designated as hedging instruments	Interest Income	(877)	10,016
The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain (Loss) Recognized in Income on Derivative Instruments	March 31, 2025	March 31, 2024
Foreign exchange contracts	Other income	$225	$145
Interest rate products	Other income	—	2
Total		$225	$147

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
March 31, 2025
Derivative assets:
Interest rate swaps	$4,578	$—	$4,578	$—	$(3,880)	$698
Total	$4,578	$—	$4,578	$—	$(3,880)	$698

Derivative liabilities:
Interest rate swaps	$9,486	$—	$9,486	$—	$—	$9,486
Total	$9,486	$—	$9,486	$—	$—	$9,486

December 31, 2024
Derivative assets:
Interest rate swaps	$5,638	$—	$5,638	$—	$(4,230)	$1,408
Total	$5,638	$—	$5,638	$—	$(4,230)	$1,408

Derivative liabilities:
Interest rate swaps	$11,152	$—	$11,152	$—	$—	$11,152
Total	$11,152	$—	$11,152	$—	$—	$11,152
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

As of March 31, 2025 and December 31, 2024, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of March 31, 2025 and December 31, 2024 that relate to variable interests in non-consolidated VIEs.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$35,152	$35,152	$—	$37,300	$37,300	$—
Reimbursement obligation (2)	35,210	—	274	37,354	—	274
Affordable housing partnership:
Other investments (3)	48,547	81,478	—	50,511	85,335	—
Unfunded equity commitments (2)	—	—	32,931	—	—	34,824
Total	$118,909	$116,630	$33,205	$125,165	$122,635	$35,098
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of March 31, 2025. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. As the total outstanding principal amount of the underlying loans decreased below the aforementioned reimbursement threshold, the maximum exposure declined to the total outstanding principal amount of the underlying loans of $35.2 million at March 31, 2025 and $37.4 million at December 31, 2024. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of March 31, 2025 and December 31, 2024, our reserve for estimated losses with respect to the reimbursement obligation was $274,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of March 31, 2025 and December 31, 2024, respectively. See Note 14 – Tax Equity Investments for additional information on equity investments that generate LIHTC and other income tax benefits for the Company.

Note 14 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate LIHTC and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At March 31, 2025 and December 31, 2024, the carrying value of these investments was $81.5 million and $85.3 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of March 31, 2025, the Company’s unfunded commitments associated with tax equity investments, which are comprised of investments in affordable housing partnerships, were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2025	$16,081
2026	12,039
2027	1,236
2028	652
2029	299
Thereafter	2,624
Total unfunded commitments	$32,931

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended
	March 31,	March 31,
(Dollars in thousands)	2025	2024
Tax credit and other tax benefits recognized (1)	$4,726	$4,217
Amortization of investments (1)	3,857	3,475
______________________________
(1) Amounts for income tax credits and other income tax benefits, as well as amortization of investments, are included in income tax expense in the consolidated statements of income, and net change in accrued interest receivable and other assets on the consolidated statements of cash flows, for the periods presented above.

There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the three months ended March 31, 2025 and March 31, 2024. There were no impairment losses recorded on tax equity investments during the three months ended March 31, 2025 and 2024.

Note 15 – Segment Reporting

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

Note 16 – Subsequent Events

Quarterly Cash Dividend

On April 22, 2025, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on May 12, 2025 to stockholders of record as of May 5, 2025.

Proposed Merger with Columbia Banking System, Inc.

On April 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Banking System, Inc., a Washington corporation (“Columbia”), and Balboa Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”), and immediately following the Merger, the Surviving Corporation will merge with and into Columbia (the “Second Step Merger”, and together with the Merger, the “Mergers”), with Columbia continuing as the surviving entity in the Second Step Merger. Promptly following the Second Step Merger, the Bank will merge with and into Columbia’s wholly owned bank subsidiary, Umpqua Bank (the “Bank Merger”), with Umpqua Bank as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the board of directors of each of Columbia, Pacific Premier, and Merger Sub.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the Effective Time, other than certain shares held by Columbia, the Company or Merger Sub, will be converted into the right to receive 0.9150 of a share of common stock, no par value per share, of Columbia. Holders of the Company’s common stock will receive cash in lieu of fractional shares.

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
•Business and economic conditions generally and in the financial services industry, nationally and within our current and future geographic markets, including the labor market, ineffective management of the U.S. Federal budget or debt, fluctuations in the real estate market, or turbulence or uncertainty in domestic or foreign financial markets;
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
•The impact of changes in Federal Deposit Insurance Corporation (the “FDIC”) insurance assessment rate or the rules and regulations related to the calculation of the FDIC insurance assessment amount, including any special assessments;
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
•Geopolitical conditions, including acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, including the war between Russia and Ukraine and conflicts in the Middle East, all of which could impact business and economic conditions in the U.S. and abroad;
•Tariffs, trade policies, and related tensions, which could impact our clients, specific industry sectors and/or broader economic conditions and financial market;
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
•The possibility that the Company’s pending merger with Columbia Banking System, Inc., a Washington corporation (“Columbia”) does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
•The possibility that the benefits from the merger with Columbia may not be fully realized or may take longer to realize than expected;
•Disruptions to the Company’s business as a result of the announcement and pendency of the merger with Columbia;
•The possibility that the merger with Columbia may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•Our ability to manage the risks involved in the foregoing.

    If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) in addition to Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2024 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

The Corporation, a California-based bank holding company, was incorporated in 1997 in the state of Delaware and is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHCA”). Our wholly owned subsidiary, Pacific Premier Bank, is a national banking association chartered under the laws of the United States, and is thereby subject to the supervision, periodic examination, and regulation by the Office of the Comptroller of the Currency (the “OCC”). The OCC holds primary supervisory and regulatory authority over the operations of the Bank. The Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund. The FDIC also has certain supervisory authority and powers over the Bank as well as all other FDIC insured institutions. Additionally, the Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which is a member of the Federal Home Loan Bank System. As a bank holding company, the Corporation is subject to regulation and supervision by the Federal Reserve and the Federal Reserve Bank of San Francisco (“FRB”). The Federal Reserve may conduct examinations of bank holding companies, including the Corporation, and its subsidiaries.

Our corporate headquarters is located in Irvine, California. At March 31, 2025, we primarily conducted business throughout the Western Region of the United States from our 58 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

Our business strategy is centered on leveraging our high-touch relationship banking model, our broad range of banking products and service offerings, and our investment in technology to drive profitable, risk-adjusted growth, and generate operational efficiencies. Throughout our history, we have accomplished our growth objectives through a two-pronged approach of organic growth and strategic acquisitions.

In support of our organic and strategic growth strategy, we focus on attracting deposits from small- and middle-market businesses, corporations, including the owners and employees of those businesses, professionals, real estate investors/operators, non-profit organizations, and consumers. We invest those deposits, together with funds generated from operations and borrowings, primarily in commercial loans and various types of commercial real estate loans. The Company expects to fund substantially all of the loans that it originates or purchases through deposits, FHLB advances and other borrowings, and internally generated funds. Through our branches and our website, www.ppbi.com, we offer a variety of banking products and services within our targeted markets in the Western United States such as: various types of deposit accounts, digital banking, treasury management services, online bill payment, and a wide array of loan products, including commercial business loans, lines of credit, Small Business Administration (“SBA”) loans, commercial real estate (“CRE”) loans, agribusiness loans, quick-service restaurant franchise lending, home equity lines of credit, and construction loans throughout the Western U.S. in major metropolitan markets within Arizona, California, Nevada, Oregon, and Washington. We also have developed nationwide specialty banking products and service offerings for homeowners’ associations (“HOA”) and HOA management companies, as well as experienced owner-operator franchisees in the QSR industry. Our specialty products and services offerings include commercial escrow and exchange services through our Commerce Escrow division, which provides a variety of real-property and non-real property escrow services, including the facilitation of Section 1031 of the Internal Revenue Code. In addition, our Pacific Premier Trust division provides individual retirement account (“IRA”) custodial and maintenance services and serves as a custodian for self-directed IRAs holding various asset classes.

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

RECENT DEVELOPMENTS

On April 23, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia, and Balboa Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Columbia (“Merger Sub”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger (the “Surviving Corporation”), and immediately following the Merger, the Surviving Corporation will merge with and into Columbia (the “Second Step Merger”, and together with the Merger, the “Mergers”), with Columbia continuing as the surviving entity in the Second Step Merger. Promptly following the Second Step Merger, the Bank will merge with and into Columbia’s wholly owned bank subsidiary, Umpqua Bank (the “Bank Merger”), with Umpqua Bank as the surviving bank in the Bank Merger. The Merger Agreement was unanimously approved and adopted by the board of directors of each of Columbia, Pacific Premier, and Merger Sub.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of the Company’s common stock outstanding immediately prior to the Effective Time, other than certain shares held by Columbia, the Company or Merger Sub, will be converted into the right to receive 0.9150 of a share of common stock, no par value per share, of Columbia. Holders of the Company’s common stock will receive cash in lieu of fractional shares.

CRITICAL ACCOUNTING POLICIES

Management has established various accounting policies that govern the application of GAAP in the preparation of our financial statements. Certain accounting policies require management to make estimates and assumptions that involve a significant level of estimation uncertainty and are reasonably likely to have a material impact on the carrying value of certain assets and liabilities as well as the Company’s results of operations, which management considers to be critical accounting policies. The estimates and assumptions management uses are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of the Company’s assets and liabilities as well as the Company’s results of operations in future reporting periods. The Company’s critical accounting policies consist of the allowance for credit losses on loans and off-balance sheet commitments, as well as goodwill. Please see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2024 Form 10-K for additional discussion concerning these critical accounting policies. Also, our significant accounting policies are described in Note 1. Description of Business and Summary of Significant Accounting Policies to the audited consolidated financial statements in our 2024 Form 10-K.

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Net income	$36,021	$33,893	$47,025
Add: FDIC special assessment	25	(33)	523
Less: tax adjustment (1)	7	(9)	148
Adjusted net income for average assets	$36,039	$33,869	$47,400

Average assets	$18,086,988	$18,155,738	$19,034,396

ROAA (annualized)	0.80%	0.75%	0.99%
Adjusted ROAA (annualized)	0.80%	0.75%	1.00%
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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Net income	$36,021	$33,893	$47,025
Add: amortization of intangible assets expense	2,566	2,730	2,836
Less: tax adjustment (1)	723	769	801
Net income for average tangible common equity	37,864	35,854	49,060
Add: FDIC special assessment	25	(33)	523
Less: tax adjustment (1)	7	(9)	148
Adjusted net income for average tangible common equity	$37,882	$35,830	$49,435

Average stockholders’ equity	$2,956,846	$2,942,122	$2,895,949
Less: average intangible assets	31,168	33,813	42,134
Less: average goodwill	901,312	901,312	901,312
Average tangible common equity	$2,024,366	$2,006,997	$1,952,503

ROAE (annualized)	4.87%	4.61%	6.50%
Adjusted ROAE (annualized)	4.88%	4.60%	6.55%
ROATCE (annualized)	7.48%	7.15%	10.05%
Adjusted ROATCE (annualized)	7.49%	7.14%	10.13%
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

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Total stockholders’ equity	$2,967,089	$2,955,743
Less: intangible assets	930,940	933,506
Tangible common equity	$2,036,149	$2,022,237

Total assets	$18,085,583	$17,903,585
Less: intangible assets	930,940	933,506
Tangible assets	$17,154,643	$16,970,079

Tangible common equity ratio	11.87%	11.92%

Common shares issued and outstanding	97,069,001	96,441,667

Book value per share	$30.57	$30.65
Less: intangible book value per share	9.59	9.68
Tangible book value per share	$20.98	$20.97

Efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense, less amortization of intangible assets and other real estate owned operations, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income less net gain from debt extinguishment. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Total noninterest expense	$100,292	$100,686	$102,633
Less: amortization of intangible assets	2,566	2,730	2,836
Less: other real estate owned operations, net	—	(3)	46
Adjusted noninterest expense	97,726	97,959	99,751
Less: FDIC special assessment	25	(33)	523
Adjusted noninterest expense excluding FDIC special assessment	$97,701	$97,992	$99,228

Net interest income before provision for credit losses	$123,367	$124,532	$145,127
Add: total noninterest income	21,465	19,975	25,774
Less: net gain from debt extinguishment	—	—	5,067
Adjusted revenue	$144,832	$144,507	$165,834

Efficiency ratio	67.5%	67.8%	60.2%
Adjusted efficiency ratio excluding FDIC special assessment	67.5%	67.8%	59.8%

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Interest income	$187,335	$195,457	$213,431
Interest expense	63,968	70,925	68,304
Net interest income	123,367	124,532	145,127
Noninterest income	21,465	19,975	25,774
Revenue	144,832	144,507	170,901
Noninterest expense	100,292	100,686	102,633
Pre-provision net revenue	44,540	43,821	68,268
Add: FDIC special assessment	25	(33)	523
Adjusted pre-provision net revenue	$44,565	$43,788	$68,791

Pre-provision net revenue (annualized)	$178,160	$175,284	$273,072
Adjusted pre-provision net revenue (annualized)	$178,260	$175,152	$275,164

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

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollars in thousands)	2025	2024	2024
Total deposits interest expense	$59,573	$66,355	$59,506
Less: certificates of deposit interest expense	18,512	22,287	19,075
Less: brokered certificates of deposit interest expense	3,789	3,869	6,669
Non-maturity deposit expense	$37,272	$40,199	$33,762

Total average deposits	$14,635,422	$14,708,306	$15,055,747
Less: average certificates of deposit	1,780,043	1,916,788	1,727,728
Less: average brokered certificates of deposit	300,424	300,065	568,872
Average non-maturity deposits	$12,554,955	$12,491,453	$12,759,147

Cost of non-maturity deposits	1.20%	1.28%	1.06%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(Dollar in thousands, except per share data)	2025	2024	2024
Operating data
Interest income	$187,335	$195,457	$213,431
Interest expense	63,968	70,925	68,304
Net interest income	123,367	124,532	145,127
Provision for credit losses	(3,718)	(814)	3,852
Net interest income after provision for credit losses	127,085	125,346	141,275
Net gain from sales of loans	90	93	—
Other noninterest income	21,375	19,882	25,774
Noninterest expense	100,292	100,686	102,633
Net income before income taxes	48,258	44,635	64,416
Income tax expense	12,237	10,742	17,391
Net income	$36,021	$33,893	$47,025
Pre-provision net revenue (1)	$44,540	$43,821	$68,268
Share data
Earnings per share:
Basic	$0.37	$0.35	$0.49
Diluted	0.37	0.35	0.49
Common equity dividends declared per share	0.33	0.33	0.33
Dividend payout ratio (2)	88.41%	93.91%	67.33%
Book value per share (basic)	$30.57	$30.65	$30.09
Tangible book value per share (1)	20.98	20.97	20.33
Performance ratios
ROAA (3)	0.80%	0.75%	0.99%
Adjusted ROAA (1)(3)	0.80	0.75	1.00
ROAE (3)	4.87	4.61	6.50
Adjusted ROAE (1)(3)	4.88	4.60	6.55
ROATCE (1)(3)	7.48	7.15	10.05
Adjusted ROATCE (1)(3)	7.49	7.14	10.13
Net interest margin	3.06	3.02	3.39
Cost of deposits	1.65	1.79	1.59
Average equity to average assets	16.35	16.20	15.21
Efficiency ratio (1)	67.5	67.8	60.2
Adjusted efficiency ratio (1)	67.5	67.8	59.8
______________________________
(1) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(2) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(3) Ratio is annualized.

Net income for the first quarter of 2025 was $36.0 million, or $0.37 per diluted share, compared to $33.9 million, or $0.35 per diluted share, for the fourth quarter of 2024. The increase was primarily due to a $2.9 million decrease in the provision for credit losses, a $1.5 million increase in noninterest income, and a $394,000 decrease in noninterest expense, partially offset by a $1.5 million increase in income tax expense and a $1.2 million decrease in net interest income.

Net income for the first quarter of 2025 was $36.0 million, or $0.37 per diluted share, compared to $47.0 million, or $0.49 per diluted share, for the first quarter of 2024. The decrease was primarily due to a $21.8 million decrease in net interest income and a $4.3 million decrease in noninterest income, partially offset by a $7.6 million decrease in the provision for credit losses, a $5.2 million decrease in income tax expense, and a $2.3 million decrease in noninterest expense.

For the first quarter of 2025, the Company’s ROAA was 0.80%, ROAE was 4.87%, and ROATCE was 7.48%, compared to 0.75%, 4.61%, and 7.15%, respectively, for the fourth quarter of 2024, and 0.99%, 6.50%, and 10.05%, respectively, for the first quarter of 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $123.4 million in the first quarter of 2025, a decrease of $1.2 million, or 0.9%, from the fourth quarter of 2024. The decrease in net interest income was primarily attributable to lower average interest-earning cash and investment securities balances and yields, two fewer days of interest, and lower income from fair value hedges. The decrease was partially offset by a favorable earning asset remix with $243.4 million of average loan growth, a lower cost of funds, and lower average interest-bearing liabilities.

The net interest margin for the first quarter of 2025 increased 4 basis points to 3.06%, from 3.02% in the prior quarter, primarily due to lower cost of funds.

Net interest income for the first quarter of 2025 decreased $21.8 million, or 15.0%, compared to the first quarter of 2024. The decrease was attributable to lower average interest-earning asset balances and yields, partially offset by lower average interest-bearing liabilities balances.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$882,266	$8,279	3.81%	$1,128,587	$12,000	4.23%	$1,140,909	$13,638	4.81%
Investment securities	3,483,680	30,526	3.51%	3,524,467	32,182	3.65%	2,948,170	26,818	3.64%
Loans receivable, net (1)(2)	11,981,726	148,530	5.03%	11,738,332	151,275	5.13%	13,149,038	172,975	5.29%
Total interest-earning assets	16,347,672	187,335	4.65%	16,391,386	195,457	4.74%	17,238,117	213,431	4.98%
Noninterest-earning assets	1,739,316			1,764,352			1,796,279
Total assets	$18,086,988			$18,155,738			$19,034,396
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,880,017	$10,669	1.50%	$2,878,840	$11,776	1.63%	$2,838,332	$9,903	1.40%
Money market	4,705,209	26,358	2.27%	4,623,754	28,169	2.42%	4,636,141	23,632	2.05%
Savings	258,789	245	0.38%	258,717	254	0.39%	287,735	227	0.32%
Retail certificates of deposit	1,780,043	18,512	4.22%	1,916,788	22,287	4.63%	1,727,728	19,075	4.44%
Wholesale/brokered certificates of deposit	300,424	3,789	5.11%	300,065	3,869	5.13%	568,872	6,669	4.72%
Total interest-bearing deposits	9,924,482	59,573	2.43%	9,978,164	66,355	2.65%	10,058,808	59,506	2.38%
FHLB advances and other borrowings	211	2	3.84%	359	5	5.54%	518,879	4,237	3.28%
Subordinated debentures	272,528	4,393	6.45%	272,391	4,565	6.62%	331,932	4,561	5.50%
Total borrowings	272,739	4,395	6.44%	272,750	4,570	6.62%	850,811	8,798	4.15%
Total interest-bearing liabilities	10,197,221	63,968	2.54%	10,250,914	70,925	2.75%	10,909,619	68,304	2.52%
Noninterest-bearing deposits	4,710,940			4,730,142			4,996,939
Other liabilities	221,981			232,560			231,889
Total liabilities	15,130,142			15,213,616			16,138,447
Stockholders’ equity	2,956,846			2,942,122			2,895,949
Total liabilities and equity	$18,086,988			$18,155,738			$19,034,396
Net interest income		$123,367			$124,532			$145,127

Net interest margin (3)			3.06%			3.02%			3.39%
Cost of deposits (4)			1.65%			1.79%			1.59%
Cost of funds (5)			1.74%			1.88%			1.73%
Cost of non-maturity deposits (6)			1.20%			1.28%			1.06%
Ratio of interest-earning assets to interest-bearing liabilities			160.31%			159.90%			158.01%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes fair value net discount accretion of $1.9 million, $2.7 million, and $2.1 million for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
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

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended December 31, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(2,557)	$(1,164)	$(3,721)
Investment securities	(369)	(1,287)	(1,656)
Loans receivable, net	1,598	(4,343)	(2,745)
Total interest-earning assets	(1,328)	(6,794)	(8,122)
Interest-bearing liabilities
Interest checking	7	(1,114)	(1,107)
Money market	707	(2,518)	(1,811)
Savings	—	(9)	(9)
Retail certificates of deposit	(1,689)	(2,086)	(3,775)
Wholesale/brokered certificates of deposit	59	(139)	(80)
FHLB advances and other borrowings	(3)	—	(3)
Subordinated debentures	3	(175)	(172)
Total interest-bearing liabilities	(916)	(6,041)	(6,957)
Decrease in net interest income	$(412)	$(753)	$(1,165)

	Three Months Ended March 31, 2025
	Compared to
	Three Months Ended March 31, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(2,799)	$(2,560)	$(5,359)
Investment securities	4,648	(940)	3,708
Loans receivable, net	(15,659)	(8,786)	(24,445)
Total interest-earning assets	(13,810)	(12,286)	(26,096)
Interest-bearing liabilities
Interest checking	132	634	766
Money market	330	2,396	2,726
Savings	(17)	35	18
Retail certificates of deposit	855	(1,418)	(563)
Wholesale/brokered certificates of deposit	(3,511)	631	(2,880)
FHLB advances and other borrowings	(5,109)	874	(4,235)
Subordinated debentures	(886)	718	(168)
Total interest-bearing liabilities	(8,206)	3,870	(4,336)
Decrease in net interest income	$(5,604)	$(16,156)	$(21,760)

Provision for Credit Losses

For the first quarter of 2025, the Company recorded a total reversal of provision for credit losses of $3.7 million, consisting of a $3.6 million reversal of provision expense for loans held for investment, a $143,000 reversal of provision expense for unfunded commitments, and a $13,000 reversal of provision expense for HTM securities. During the fourth quarter of 2024, the Company recorded an $814,000 reversal of provision expense for credit losses, consisting of a $1.6 million reversal of provision expense for loans held for investment, an $812,000 provision expense for unfunded commitments, and a $6,000 provision expense for HTM securities. For the first quarter of 2024, the Company recorded a total provision for credit losses of $3.9 million, consisting of a $6.3 million provision for credit losses for loans held for investment, a $2.4 million reversal of provision expense for unfunded commitments, and a $11,000 reversal of provision expense for credit losses for HTM securities.

The reversal of provision expense for loans held for investment during the first quarter of 2025 was principally driven by provision reversals in the investor and business loans secured by real estate segments, partially offset by provisions for credit losses in the commercial and retail loans segments. The reversal of provision for credit losses in the investor loans secured by real estate segment was primarily attributed to a decline in loan balances for multifamily and construction and land loans. The reversal of provision for credit losses in the business loan secured by real estate segment can largely be attributed to a decrease in loan balances for CRE owner-occupied loans and franchise real estate secured loans. The provision for credit losses in the commercial loans segment is largely attributed to new originations and purchases of commercial and industrial loans. The provision for commercial and industrial loans was partially offset by a provision reversal associated with franchise non-real estate secured loans, which was attributed to a decrease in loan balances coupled with slightly favorable changes in economic forecasts for those loans. The Company also recorded a provision for credit losses for retail loans during the first quarter, which was attributed to the purchase of jumbo single family residential loans with high credit quality. GAAP requires the Company to establish an ACL for purchased loans at the time of purchase.

The reversal of provision for credit losses for off-balance sheet commitments during the first quarter of 2025 was largely attributable to the impact of changes in economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments. The reversal of provision for credit losses for HTM securities during the first quarter of 2025 was due to the changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

For the fourth quarter of 2024, the reversal of provision for credit losses for loans held for investment was principally driven by a reversal of provision for credit losses in investor loans secured by real estate segment. The provision reversal in this segment was largely associated with a reversal of provision for multifamily loans, which can be attributed to portfolio changes such as lower loan balances, decreased duration, and improvements in underlying asset quality, as well as changes in economic forecasts. A reversal of provision for credit losses for construction and land loans also contributed to the overall provision reversal for loans within this segment. The provision reversal for construction and land loans during the fourth quarter was attributed in large part to a decrease in loan balances, as well as qualitative adjustments associated with the changes in economic forecasts during the quarter. The provision reversal for CRE non-owner occupied and SBA loans secured by real estate within this segment can be attributed to lower loan balances as well as qualitative adjustments associated with the underlying asset quality for these loans. The provision for credit losses for loans in the business loans secured by real estate segment is largely associated with changes in economic forecasts, as well as changes in asset quality, partially offset by a decrease in loan balances. The provision for credit losses for loans in the commercial loans and retail loans segments was attributed in large part to provisions for commercial and industrial and single family residential loans, stemming from loan purchases the Company made in the fourth quarter of 2024, whereby GAAP requires the establishment of an ACL at the time of purchase.

The provision for credit losses for off-balance sheet commitments for the fourth quarter of 2024 was attributable, in large part, to changes in economic forecasts as well as an increase in unfunded commitments. The provision for credit losses for HTM securities was due to the changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

For the first quarter of 2024, the provision for credit losses for loans held for investment was principally driven by provisions for credit losses in the investor and business loans secured by real estate segments. The provision for credit losses in the investor loans secured by real estate segment was primarily driven by changes in economic forecasts, partially offset by declines in loan balances for CRE non-owner-occupied, multifamily and SBA secured by real estate loans. The reversal of provision for credit losses for construction and land loans in this segment was attributed to changes in loan composition, including the payoff of certain loans with higher loss ratios. The provision for credit losses in the business loans secured by real estate segment was largely attributed to CRE owner-occupied loans driven by the impact of changes in economic forecasts and changes in asset quality, partially offset by a decrease in balances for these loans. The provision for credit losses for commercial loans is primarily associated with commercial and industrial loans and the impact of changes in economic forecasts and asset quality, partially offset by a decrease in balances. Provisions for credit losses for these loans were partially offset by a reversal of provision for credit losses for franchise non-real estate secured loans, which can be attributed to a decrease in balances. The reversal of provision for credit losses for retail loans can largely be attributed to changes in economic forecasts and a slight decrease in balances. The reversal of provision for credit losses for off-balance sheet commitments during the first quarter of 2024 was attributable to a decline in the balance of unfunded commitments as well as qualitative adjustments during the quarter. The reversal of provision for credit losses for HTM investment securities during the first quarter of 2024 was due to the changes in economic forecasts on HTM investment securities classified as municipal bonds during the quarter.

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2024		March 31, 2024
(Dollars in thousands)	2025	2024	2024	$	%	$	%
Provision for credit losses
Provision for loan losses	$(3,562)	$(1,632)	$6,288	$(1,930)	118.3%	$(9,850)	(156.6)%
Provision for unfunded commitments	(143)	812	(2,425)	(955)	(117.6)%	2,282	(94.1)%
Provision for HTM securities	(13)	6	(11)	(19)	(316.7)%	(2)	18.2%
Total provision for credit losses	$(3,718)	$(814)	$3,852	$(2,904)	356.8%	$(7,570)	(196.5)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2024		March 31, 2024
(Dollars in thousands)	2025	2024	2024	$	%	$	%
Noninterest income
Loan servicing income	$447	$520	$529	$(73)	(14.0)%	$(82)	(15.5)%
Service charges on deposit accounts	2,629	2,766	2,688	(137)	(5.0)%	(59)	(2.2)%
Other service fee income	289	285	336	4	1.4%	(47)	(14.0)%
Debit card interchange fee income	834	886	765	(52)	(5.9)%	69	9.0%
Earnings on bank owned life insurance	5,772	4,382	4,159	1,390	31.7%	1,613	38.8%
Net gain from sales of loans	90	93	—	(3)	(3.2)%	90	100.0%
Trust custodial account fees	10,307	8,714	10,642	1,593	18.3%	(335)	(3.1)%
Escrow and exchange fees	672	768	696	(96)	(12.5)%	(24)	(3.4)%
Other income	425	1,561	5,959	(1,136)	(72.8)%	(5,534)	(92.9)%
Total noninterest income	$21,465	$19,975	$25,774	$1,490	7.5%	$(4,309)	(16.7)%

Noninterest income for the first quarter of 2025 was $21.5 million, an increase of $1.5 million from the fourth quarter of 2024. The increase was primarily due to a $1.6 million increase in trust custodial account fees related to annual tax fees earned during the current quarter and a non-recurring $1.4 million increase in earnings on bank owned life insurance (“BOLI”), partially offset by a $1.1 million decrease in other income largely attributable to $1.0 million lower Community Reinvestment Act (“CRA”) investment income.

Noninterest income for the first quarter of 2025 decreased $4.3 million compared to the first quarter of 2024. The decrease was primarily due to the $5.1 million gain on debt extinguishment resulting from an early redemption of a $200.0 million FHLB term advance during the first quarter of 2024, partially offset by a $1.6 million increase in earnings on BOLI.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	March 31,	December 31,	March 31,	December 31, 2024		March 31, 2024
(Dollars in thousands)	2025	2024	2024	$	%	$	%
Noninterest expense
Compensation and benefits	$52,812	$50,387	$54,130	$2,425	4.8%	$(1,318)	(2.4)%
Premises and occupancy	9,716	10,194	10,807	(478)	(4.7)%	(1,091)	(10.1)%
Data processing	7,976	7,754	7,511	222	2.9%	465	6.2%
Other real estate owned operations, net	—	(3)	46	3	100.0%	(46)	(100.0)%
FDIC insurance premiums	1,996	1,950	2,629	46	2.4%	(633)	(24.1)%
Legal and professional services	4,861	9,041	4,143	(4,180)	(46.2)%	718	17.3%
Marketing expense	936	931	1,558	5	0.5%	(622)	(39.9)%
Office expense	1,099	1,128	1,093	(29)	(2.6)%	6	0.5%
Loan expense	781	556	770	225	40.5%	11	1.4%
Deposit expense	12,896	11,689	12,665	1,207	10.3%	231	1.8%
Amortization of intangible assets	2,566	2,730	2,836	(164)	(6.0)%	(270)	(9.5)%
Other expense	4,653	4,329	4,445	324	7.5%	208	4.7%
Total noninterest expense	$100,292	$100,686	$102,633	$(394)	(0.4)%	$(2,341)	(2.3)%

Noninterest expense totaled $100.3 million for the first quarter of 2025, a decrease of $394,000 compared to the fourth quarter of 2024. The decrease was primarily due to a $4.2 million decrease in legal and professional services, driven by the prior quarter's $3.5 million insurance claim receivable reversal, partially offset by a $2.4 million increase in compensation and benefits expenses, primarily related to higher payroll taxes and employee benefits, as well as a $1.2 million increase in deposit expense, driven by higher deposit administration service fees due to higher cap rates and the seasonal growth in HOA deposits.

The Bank pays third-party management companies, which function as vendors for the Bank, to provide certain property administrative services related to the servicing of the HOA deposit accounts. These administrative service fees are reported as deposit costs within noninterest expense and are based primarily upon the number of HOA accounts managed by these companies, with cap rates based on the size and composition of the deposit relationships.

Noninterest expense for the first quarter of 2025 decreased by $2.3 million compared to the first quarter of 2024. The decrease was primarily due to a $1.3 million decrease in compensation and benefits, a $1.1 million decrease in premises and occupancy due primarily to lower rent expense, and a $633,000 decrease in FDIC insurance premiums, partially offset by a $718,000 increase in legal and professional services.

The Company’s efficiency ratio was 67.5% for the first quarter of 2025, compared to 67.8% for the fourth quarter of 2024, and 60.2% for the first quarter of 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, income tax expense was $12.2 million, $10.7 million, and $17.4 million, respectively, and the effective income tax rate was 25.4%, 24.1%, and 27.0%, respectively. Our effective tax rate for the three months ended March 31, 2025 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $380,000 at March 31, 2025 and December 31, 2024, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $149,000 at March 31, 2025 and December 31, 2024. It is reasonably possible that $380,000 of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $111,000 and $99,000 for such interest at March 31, 2025 and December 31, 2024, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of March 31, 2025 and December 31, 2024.

FINANCIAL CONDITION

At March 31, 2025, assets totaled $18.09 billion, an increase of $182.0 million, or 1.0%, from $17.90 billion at December 31, 2024. The increase was primarily due to a $158.9 million increase in cash and cash equivalents and a $63.4 million increase in investment securities, partially offset by a $19.1 million decrease in total loans.

Total liabilities were $15.12 billion at March 31, 2025, compared to $14.95 billion at December 31, 2024. The increase of $170.7 million, or 1.1%, from December 31, 2024 was primarily due to an increase of $202.5 million in deposits.

Total stockholders’ equity was $2.97 billion as of March 31, 2025, an increase of $11.3 million from $2.96 billion at December 31, 2024. The increase was primarily due to $36.0 million of net income and $7.8 million of other comprehensive income, partially offset by $31.8 million in cash dividends.

Since the fourth quarter of 2024, we took steps to increase loan originations and supplemented our new loan production with select loan purchases and participations as well as reinvested excess liquidity into shorter-term U.S. Treasury securities. Improved loan originations also led to expanded depository relationships. Prudent credit risk management continues to remain our priority. The continuation of positive asset quality trends from the second half of 2024 into the first quarter of 2025, coupled with the strength of our capital position, provides us with optionality and flexibility in terms of balance sheet management and position us well to navigate and address potential challenges that may arise from economic uncertainties.

Our book value per share decreased to $30.57 at March 31, 2025 from $30.65 at December 31, 2024. At March 31, 2025, the Company’s tangible common equity to tangible assets ratio was 11.87%, a decrease from 11.92% at December 31, 2024. The decrease was primarily driven by dividends paid and higher tangible assets, partially offset by net income and other comprehensive income. Our tangible book value per share was $20.98, compared to $20.97 at December 31, 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $3.46 billion at March 31, 2025, an increase of $63.4 million, or 1.9%, from $3.40 billion at December 31, 2024. The increase was the result of $220.9 million in purchases of AFS U.S. Treasury securities, and an improvement of $7.4 million in AFS investment securities mark-to-market unrealized loss, partially offset by $164.9 million in principal payments, amortization and accretion, and redemptions. The Company did not sell any investment securities during the three months ended March 31, 2025.

In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the three months ended March 31, 2025, we have maintained a meaningful portion of the AFS securities portfolio in highly-liquid, shorter term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of the AFS securities portfolio was 0.8 years and 0.9 years at March 31, 2025 and December 31, 2024, respectively. The effective duration of the total AFS and HTM securities portfolio was 4.5 years and 4.7 years at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, AFS and HTM investment securities were $1.76 billion and $1.70 billion, respectively, compared to $1.68 billion and $1.71 billion, respectively, at December 31, 2024.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of March 31, 2025 and December 31, 2024, the Company had an ACL of $97,000 and $110,000, respectively, for municipal bonds classified as HTM investment securities. The Company had no ACL for AFS investment securities at March 31, 2025 and December 31, 2024. For additional information, refer to Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	March 31, 2025
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$920,062	4.54%	$347,047	4.03%	$—	—%	$—	—%	$1,267,109	4.40%
Agency	—	—%	623	5.67%	—	—%	408	6.87%	1,031	6.15%
Corporate	—	—%	214,216	5.22%	158,357	3.54%	—	—%	372,573	4.49%
Collateralized mortgage obligations	3,848	4.98%	52,971	4.86%	25,656	4.85%	35,152	6.22%	117,627	5.27%
Total AFS investment securities	923,910	4.55%	614,857	4.52%	184,013	3.73%	35,560	6.22%	1,758,340	4.48%
HTM investment securities:
Municipal bonds	$—	—%	$38,830	1.45%	$42,344	1.82%	$1,062,226	2.05%	$1,143,400	2.02%
Collateralized mortgage obligations	—	—%	33	4.68%	—	—%	302,925	4.01%	302,958	4.01%
Mortgage-backed securities	—	—%	2,947	5.25%	6,039	4.79%	228,731	2.24%	237,717	2.34%
Other	—	—%	—	—%	—	—%	16,139	2.86%	16,139	2.86%
Total HTM investment securities	$—	—%	$41,810	1.72%	$48,383	2.19%	$1,610,021	2.46%	$1,700,214	2.43%
Total securities	$923,910	4.55%	$656,667	4.34%	$232,396	3.41%	$1,645,581	2.54%	$3,458,554	3.47%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at March 31, 2025.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$1,267,109	$1,031	$—	$1,143,400	$420,585	$237,717	$—	$3,069,842	88.8%
A1 - A3	—	—	169,667	—	—	—	—	169,667	4.9%
Baa1 - Baa3	—	—	202,906	—	—	—	16,139	219,045	6.3%
Total	$1,267,109	$1,031	$372,573	$1,143,400	$420,585	$237,717	$16,139	$3,458,554	100.0%

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

Loans

Loans held for investment totaled $12.02 billion at March 31, 2025, a decrease of $16.8 million, or 0.1%, from $12.04 billion at December 31, 2024. The decrease was primarily the result of lower loan purchases and a decrease in credit line draws, partially offset by slower prepayments and maturities and higher new loan production and fundings during the first three months of 2025. Since December 31, 2024, investor loans secured by real estate decreased $116.1 million, business loans secured by real estate decreased $51.2 million, commercial loans increased $103.4 million, and retail loans increased $43.7 million. The commercial line average utilization rate increased moderately from an average rate of 32.3% for the fourth quarter of 2024 to 33.2% for the first quarter of 2025. Since the fourth quarter of 2024 and continuing into the first quarter of 2025, we took strategic steps, including pricing adjustments as well as building and deepening relationships with new and existing customers, to positively impact new loan originations and loan retention, particularly in multifamily, C&I, CRE, and construction loans. In addition to organic loan growth, we purchased $195.7 million in commercial and industrial loans and $43.0 million in single family residential loans.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at March 31, 2025 was 4.80%, compared to 4.78% at December 31, 2024. The increase was primarily attributable to higher-yielding new loan fundings and loan purchases, which exceeded the rates of loan prepayments and payoffs.

Loans held for sale primarily represents the guaranteed portion of SBA loans, which the Bank originates for sale. At March 31, 2025, the Bank had no loans held for sale, compared to $2.3 million at December 31, 2024.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,111,115	17.6%	4.80%	$2,131,112	17.7%	4.80%
Multifamily	5,307,484	44.1%	4.12%	5,326,009	44.2%	4.05%
Construction and land	302,730	2.5%	8.07%	379,143	3.1%	8.17%
SBA secured by real estate	27,571	0.2%	8.34%	28,777	0.2%	8.73%
Total investor loans secured by real estate	7,748,900	64.4%	4.48%	7,865,041	65.2%	4.47%
Business loans secured by real estate
CRE owner-occupied	1,962,531	16.3%	4.43%	1,995,144	16.6%	4.42%
Franchise real estate secured	238,870	2.0%	4.93%	255,694	2.1%	4.85%
SBA secured by real estate	42,227	0.4%	8.10%	43,978	0.4%	8.51%
Total business loans secured by real estate	2,243,628	18.7%	4.56%	2,294,816	19.1%	4.54%
Commercial loans
Commercial and industrial	1,609,225	13.4%	6.36%	1,486,340	12.3%	6.44%
Franchise non-real estate secured	194,454	1.6%	5.21%	213,357	1.8%	5.17%
SBA non-real estate secured	7,546	0.1%	9.01%	8,086	0.1%	9.50%
Total commercial loans	1,811,225	15.1%	6.25%	1,707,783	14.2%	6.30%
Retail loans
Single family residential	230,262	1.9%	6.84%	186,739	1.6%	6.87%
Consumer	1,964	—%	9.20%	1,804	—%	9.44%
Total retail loans	232,226	1.9%	6.86%	188,543	1.6%	6.90%
Loans held for investment before basis adjustment (1)	12,035,979	100.1%	4.80%	12,056,183	100.1%	4.78%
Basis adjustment associated with fair value hedge (2)	(13,001)	(0.1)%		(16,442)	(0.1)%
Loans held for investment	12,022,978	100.0%		12,039,741	100.0%
Allowance for credit losses for loans held for investment	(174,967)			(178,186)
Loans held for investment, net	$11,848,011			$11,861,555

Total unfunded loan commitments	$1,453,174			$1,532,623
Loans held for sale, at lower of cost or fair value	$—			$2,315
______________________________
(1) Includes unamortized net purchase premiums of $11.6 million and $9.1 million, net deferred origination costs of $850,000 and $1.1 million, and unaccreted fair value net purchase discounts of $31.3 million and $33.2 million as of March 31, 2025 and December 31, 2024, respectively.
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

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of March 31, 2025 and December 31, 2024.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.11 billion at March 31, 2025 and $2.13 billion at December 31, 2024. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is a well-balanced portfolio by geography and by property type as presented below:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$294,077	14%	$273,897	13%
Industrial	262,719	12%	265,437	12%
Office	546,152	26%	556,351	26%
Retail	645,345	31%	658,238	31%
Other	362,822	17%	377,189	18%
Total CRE non-owner-occupied	$2,111,115	100%	$2,131,112	100%

By Geography(1)
California:
Los Angeles	$546,197	26%	$550,187	26%
Orange	306,218	15%	306,388	14%
Riverside	113,023	5%	117,482	6%
San Bernardino	48,921	2%	48,301	2%
San Diego	144,539	7%	146,102	7%
San Luis Obispo	162,814	8%	166,996	8%
Santa Barbara	60,352	3%	62,915	3%
Ventura	15,353	1%	21,224	1%
Other CA	197,805	9%	186,529	9%
Arizona	151,322	7%	156,464	7%
Nevada	121,140	6%	120,493	6%
Washington	67,425	3%	70,571	3%
Other States	176,006	8%	177,460	8%
Total CRE non-owner-occupied	$2,111,115	100%	$2,131,112	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.31 billion at March 31, 2025 and $5.33 billion at December 31, 2024. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$1,050,058	20%	$1,018,112	19%
11-25 units	1,542,850	29%	1,562,806	29%
26-50 units	1,032,821	19%	1,033,483	20%
51-100 units	1,011,446	19%	1,031,461	19%
101+ units	670,309	13%	680,147	13%
Total Multifamily	$5,307,484	100%	$5,326,009	100%

By Geography(1)
California:
Los Angeles	$2,060,789	39%	$2,070,683	39%
Orange	188,501	3%	191,818	3%
Riverside	110,568	2%	104,877	2%
San Bernardino	137,306	3%	135,016	2%
San Diego	344,842	6%	343,632	6%
San Luis Obispo	22,905	—%	23,112	1%
Santa Barbara	37,851	1%	38,055	1%
Ventura	39,620	1%	39,967	1%
Other CA	642,039	12%	657,237	12%
Arizona	417,442	8%	419,761	8%
Nevada	168,769	3%	149,943	3%
Washington	626,747	12%	635,171	12%
Other States	510,105	10%	516,737	10%
Total Multifamily	$5,307,484	100%	$5,326,009	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $1.96 billion at March 31, 2025 and $2.00 billion at December 31, 2024. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. We believe this portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$104,755	5%	$108,194	5%
Administrative and Support	65,605	3%	61,419	3%
Agriculture	89,728	5%	91,119	4%
Construction	135,339	7%	134,580	7%
Educational Services	154,386	8%	156,161	8%
Entertainment	67,220	3%	68,939	3%
Financial Services	36,583	2%	36,936	2%
Health Care	297,796	15%	293,535	15%
Manufacturing	209,821	11%	216,204	11%
Other Services	206,521	10%	222,140	11%
Professional Services	89,826	5%	93,082	5%
Real Estate	92,523	5%	92,678	5%
Retail Trade	172,552	9%	180,564	9%
Transport and Warehouse	38,669	2%	39,118	2%
Wholesale Trade	172,430	9%	171,372	9%
Other	28,777	1%	29,103	1%
Total CRE owner-occupied	$1,962,531	100%	$1,995,144	100%

By Geography(2)
California:
Los Angeles	$624,839	32%	$628,759	32%
Orange	189,730	10%	190,254	10%
Riverside	323,528	16%	325,295	16%
San Bernardino	176,323	9%	180,647	9%
San Diego	121,308	6%	122,555	6%
San Luis Obispo	82,171	4%	82,597	4%
Santa Barbara	107,843	6%	107,251	5%
Ventura	42,174	2%	42,617	2%
Other CA	121,345	6%	127,515	7%
Arizona	56,874	3%	57,865	3%
Nevada	37,292	2%	46,000	2%
Washington	18,280	1%	18,527	1%
Other States	60,824	3%	65,262	3%
Total CRE owner-occupied	$1,962,531	100%	$1,995,144	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.61 billion at March 31, 2025 and $1.49 billion at December 31, 2024. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. During the first quarter of 2025, we also complemented our organic loan origination with strategic loan purchases and participations of $195.7 million in C&I loans. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$100,061	6%	$56,791	4%
Administrative	60,411	4%	58,184	4%
Agriculture	30,865	2%	26,893	2%
Construction	139,354	9%	141,109	9%
Educational Services	29,309	2%	29,145	2%
Entertainment	70,402	4%	62,637	4%
Financial Services	62,613	4%	82,553	6%
Health Care	52,809	3%	55,665	4%
Information	15,654	1%	21,312	1%
Manufacturing	384,311	24%	315,118	21%
Other Services	103,285	6%	115,523	8%
Professional Services	73,657	5%	80,248	5%
Public Administration	152,511	9%	156,010	11%
Real Estate	107,468	7%	109,742	7%
Retail Trade	42,220	3%	37,529	3%
Transport and Warehouse	71,829	4%	70,244	5%
Wholesale Trade	101,986	6%	62,019	4%
Other	10,480	1%	5,618	—%
Total Commercial and industrial	$1,609,225	100%	$1,486,340	100%

By Geography(2)
California:
Los Angeles	$246,178	15%	$252,632	17%
Orange	205,757	13%	226,331	15%
Riverside	65,831	4%	72,770	5%
San Bernardino	53,560	3%	51,960	4%
San Diego	97,813	6%	95,473	6%
San Luis Obispo	34,142	2%	37,517	3%
Santa Barbara	14,916	1%	19,671	1%
Ventura	24,550	2%	21,005	1%
Other CA	134,374	8%	135,608	9%
Arizona	11,967	1%	10,630	1%
Nevada	18,804	1%	21,989	2%
Washington	42,200	3%	48,771	3%
Other States	659,133	41%	491,983	33%
Total Commercial and industrial	$1,609,225	100%	$1,486,340	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.
(3) Other states is primarily comprised of loans purchased and participated outside our primary geographic footprint. As of March 31, 2025, Pennsylvania and Illinois represented $90.4 million, or 6%, and $84.4 million, or 5%, of total C&I loans, respectively, and no other state exceeded 4% of total C&I loans. As of December 31, 2024, Pennsylvania represented $79.5 million, or 5%, and $59.7 million, or 4%, of total C&I loans, respectively, and no other state exceeded 4% of total C&I loans.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally will develop a plan with the borrower to remediate the problem or initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At March 31, 2025, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.02%, unchanged from 0.02% at December 31, 2024.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At March 31, 2025
Commercial loans
Commercial and industrial	4	$36	4	$330	2	$1,241	10	$1,607
Franchise non-real estate secured	—	—	1	22	—	—	1	22
SBA non-real estate secured	—	—	—	—	2	65	2	65
Total commercial loans	4	36	5	352	4	1,306	13	1,694
Retail loans
Single family residential	1	264	—	—	1	134	2	398
Total retail loans	1	264	—	—	1	134	2	398
Total	5	$300	5	$352	5	$1,440	15	$2,092
Delinquent loans to loans held for investment		—%		0.01%		0.01%		0.02%

At December 31, 2024
Commercial loans
Commercial and industrial	5	$824	3	$349	2	$1,241	10	$2,414
SBA non-real estate secured	2	49	—	—	1	20	3	69
Total commercial loans	7	873	3	349	3	1,261	13	2,483
Retail loans
Single family residential	1	136	—	—	—	—	1	136
Total retail loans	1	136	—	—	—	—	1	136
Total	8	$1,009	3	$349	3	$1,261	14	$2,619
Delinquent loans to loans held for investment		0.01%		—%		0.01%		0.02%

Modified Loans to Troubled Borrowers

A modified loan to troubled borrowers (“MLTB”) arises from a modification made to a loan in response to a borrower’s financial difficulty in order to alleviate temporary impairments in the borrower’s financial condition and/or constraints on the borrower’s ability to repay the loan, and to minimize potential losses to the Company. GAAP requires that certain types of modifications be reported, which consist of the following:

•Principal forgiveness
•Interest rate reduction
•Other-than-insignificant payment delay
•Term extension
•Any combination of the above

See Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2024 Form 10-K for additional discussion on MLTBs.

As of March 31, 2025, the Company had one MLTB of $13.3 million, the modification of which involved a combination of other-than-insignificant payment delay and a term extension. During the three months ended March 31, 2025, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

As of March 31, 2024, the Company had two syndicated C&I participation MLTBs totaling $12.2 million, the modifications of which involved other-than-insignificant payment delays. During the three months ended March 31, 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

Credit Quality

We separate our loans by type, and we segregate the loans into various risk grade categories of “Pass,” “Special Mention,” “Substandard,” “Doubtful,” or “Loss.” Classified loans consists of those with a credit risk rating of substandard, doubtful, or loss. For additional information on the Company’s credit quality and credit risk grades, see Note 5 – Loans Held for Investment of the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Classified loans totaled $89.2 million, or 0.74% of loans held for investment, at March 31, 2025, compared to $106.2 million, or 0.88% of loans held for investment, at December 31, 2024. The decrease was primarily driven by the decline in classified CRE and franchise non-real estate loans during the first three months of 2025.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
March 31, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$2,077,307	$6,886	$26,922	$—	$2,111,115
Multifamily	5,293,220	14,264	—	—	5,307,484
Construction and land	287,371	15,359	—	—	302,730
SBA secured by real estate	23,238	—	4,333	—	27,571
Total investor loans secured by real estate	7,681,136	36,509	31,255	—	7,748,900
Business loans secured by real estate
CRE owner-occupied	1,853,064	77,638	31,829	—	1,962,531
Franchise real estate secured	224,346	12,988	1,536	—	238,870
SBA secured by real estate	38,285	—	3,942	—	42,227
Total business loans secured by real estate	2,115,695	90,626	37,307	—	2,243,628
Commercial loans
Commercial and industrial	1,581,245	10,251	14,844	2,885	1,609,225
Franchise non-real estate secured	192,660	184	1,610	—	194,454
SBA non-real estate secured	6,396	—	1,150	—	7,546
Total commercial loans	1,780,301	10,435	17,604	2,885	1,811,225
Retail loans
Single family residential	230,128	—	134	—	230,262
Consumer loans	1,964	—	—	—	1,964
Total retail loans	232,092	—	134	—	232,226
Loans held for investment before basis adjustment (1)	$11,809,224	$137,570	$86,300	$2,885	$12,035,979

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,093,693	$4,449	$32,970	$—	$2,131,112
Multifamily	5,298,289	27,720	—	—	5,326,009
Construction and land	369,335	9,808	—	—	379,143
SBA secured by real estate	24,048	—	4,729	—	28,777
Total investor loans secured by real estate	7,785,365	41,977	37,699	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,916,321	38,389	40,434	—	1,995,144
Franchise real estate secured	241,010	14,684	—	—	255,694
SBA secured by real estate	40,861	—	3,117	—	43,978
Total business loans secured by real estate	2,198,192	53,073	43,551	—	2,294,816
Commercial loans
Commercial and industrial	1,455,916	12,838	14,701	2,885	1,486,340
Franchise non-real estate secured	205,437	702	7,218	—	213,357
SBA non-real estate secured	7,891	—	195	—	8,086
Total commercial loans	1,669,244	13,540	22,114	2,885	1,707,783
Retail loans
Single family residential	186,739	—	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,543	—	—	—	188,543
Loans held for investment before basis adjustment (1)	$11,841,344	$108,590	$103,364	$2,885	$12,056,183
______________________________
(1) Excludes the basis adjustment of $13.0 million and $16.4 million to the carrying amount of certain loans included in fair value hedging relationships at March 31, 2025 and December 31, 2024. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Nonperforming assets decreased by $1.2 million to $27.7 million, or 0.15% of total assets, at March 31, 2025, compared to $28.9 million, or 0.16% of total assets, at December 31, 2024. The decrease in nonperforming assets from the prior year-end was primarily attributed to the sale of a single nonperforming loan held for sale of $825,000 included in nonperforming assets at December 31, 2024.

At March 31, 2025, nonperforming loans totaled $27.7 million, or 0.23% of loans held for investment, relatively unchanged from $28.0 million, or 0.23% of loans held for investment, at December 31, 2024.

The Company reported no OREO at March 31, 2025 and December 31, 2024.

The Company had no loans 90 days or more past due and still accruing at March 31, 2025 and December 31, 2024.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$15,117	$15,423
SBA secured by real estate	394	409
Total investor loans secured by real estate	15,511	15,832
Commercial loans
Commercial and industrial	11,983	12,179
SBA non-real estate secured	65	20
Total commercial loans	12,048	12,199
Retail loans
Single family residential	134	—
Total retail loans	134	—
Total nonperforming loans held for investment	27,693	28,031
Nonperforming loans held for sale	—	825
Total nonperforming assets	$27,693	$28,856

Allowance for credit losses	$174,967	$178,186
Allowance for credit losses as a percent of total nonperforming loans	632%	636%
Nonperforming loans as a percent of loans held for investment	0.23%	0.23%
Nonperforming assets as a percent of total assets	0.15%	0.16%
MLTBs included in nonperforming loans	$13,343	$13,563

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of March 31, 2025, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at March 31, 2025 is consistent with the approach used in the Company’s ACL model at December 31, 2024. The Company’s ACL model at March 31, 2025 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include forecasted changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at March 31, 2025 served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate and retail loans.

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three months ended March 31, 2025 and March 31, 2024:

ACL change attributions ($ in millions)

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

At March 31, 2025 and 2024, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$26,866	1.27%	17.6%	$26,408	1.24%	17.7%
Multifamily	51,375	0.97%	44.1%	53,305	1.00%	44.2%
Construction and land	3,777	1.25%	2.5%	5,230	1.38%	3.1%
SBA secured by real estate	1,678	6.09%	0.2%	1,722	5.98%	0.2%
Total investor loans secured by real estate	83,696	1.08%	64.4%	86,665	1.10%	65.2%
Business loans secured by real estate
CRE owner-occupied	30,521	1.56%	16.3%	31,794	1.59%	16.6%
Franchise real estate secured	4,663	1.95%	2.0%	5,836	2.28%	2.1%
SBA secured by real estate	3,864	9.15%	0.4%	3,831	8.71%	0.4%
Total business loans secured by real estate	39,048	1.74%	18.7%	41,461	1.81%	19.1%
Commercial loans
Commercial and industrial	41,902	2.60%	13.4%	37,603	2.53%	12.3%
Franchise non-real estate secured	8,077	4.15%	1.6%	10,794	5.06%	1.8%
SBA non-real estate secured	461	6.11%	0.1%	359	4.44%	0.1%
Total commercial loans	50,440	2.78%	15.1%	48,756	2.85%	14.2%
Retail loans
Single family residential	1,680	0.73%	1.9%	1,193	0.64%	1.6%
Consumer loans	103	5.24%	—%	111	6.15%	—%
Total retail loans	1,783	0.77%	1.9%	1,304	0.69%	1.6%
Total (1)	$174,967	1.46%	100.0%	$178,186	1.48%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $13.0 million and $16.4 million of the basis adjustment of certain loans used in fair value hedging relationships as of March 31, 2025 and December 31, 2024, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At March 31, 2025, the ratio of ACL to loans held for investment was 1.46%, a decrease from 1.48% at December 31, 2024. Our unamortized fair value discount on the loans acquired totaled $31.3 million, or 0.26% of total loans held for investment, at March 31, 2025, compared to $33.2 million, or 0.28% of total loans held for investment, at December 31, 2024.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	At and for Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,108,856	—%	$2,360	$2,169,514	0.11%	$927	$2,357,553	0.04%
Multifamily	—	5,296,062	—%	—	5,344,608	—%	(5)	5,609,799	—%
Construction and land	—	379,080	—%	—	428,471	—%	—	479,812	—%
SBA secured by real estate	(30)	29,061	(0.10)%	182	30,634	0.59%	253	35,911	0.70%
Total investor loans secured by real estate	(30)	7,813,059	—%	2,542	7,973,227	0.03%	1,175	8,483,075	0.01%
Business loans secured by real estate
CRE owner-occupied	—	1,975,525	—%	379	2,010,879	0.02%	4,389	2,182,460	0.20%
Franchise real estate secured	—	247,323	—%	—	259,092	—%	212	300,828	0.07%
SBA secured by real estate	—	44,420	—%	(3)	43,811	(0.01)%	(1)	49,807	—%
Total business loans secured by real estate	—	2,267,268	—%	376	2,313,782	0.02%	4,600	2,533,095	0.18%
Commercial loans
Commercial and industrial	(317)	1,513,333	(0.02)%	612	1,141,803	0.05%	546	1,769,879	0.03%
Franchise non-real estate secured	—	205,390	—%	(2,109)	227,890	(0.93)%	100	308,832	0.03%
SBA non-real estate secured	(6)	7,770	(0.08)%	(1)	9,066	(0.01)%	(2)	10,865	(0.02)%
Total commercial loans	(323)	1,726,493	(0.02)%	(1,498)	1,378,759	(0.11)%	644	2,089,576	0.03%
Retail loans
Single family residential	—	188,344	—%	—	87,837	—%	—	72,084	—%
Consumer	10	1,848	0.54%	10	1,551	0.64%	—	2,107	—%
Total retail loans	10	190,192	0.01%	10	89,388	0.01%	—	74,191	—%
Total (1)	$(343)	$11,981,674	—%	$1,430	$11,738,236	0.01%	$6,419	$13,149,038	0.05%

Allowance for credit losses to loans held for investment			1.46%			1.48%			1.48%
Nonperforming loans to loans held for investment			0.23%			0.23%			0.49%
Allowance for credit losses to nonperforming loans			632%			636%			301%
______________________________
(1) Average loan balance includes $15.3 million, $16.9 million, and $30.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Deposits

At March 31, 2025, total deposits were $14.67 billion, an increase of $202.5 million, or 1.4%, from $14.46 billion at December 31, 2024. The increase was primarily driven by increases of $210.1 million in noninterest-bearing checking and $76.3 million in money market and savings, partially offset by decreases of $44.6 million in retail certificates of deposit and $39.4 million in interest-bearing checking.

At March 31, 2025, non-maturity deposits totaled $12.60 billion, or 85.9% of total deposits, an increase of $247.0 million, or 2.0%, from December 31, 2024. The increase was primarily in seasonal deposit growth within our HOA business and branch-based deposits. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in noninterest-bearing checking deposits representing 32.9% of total deposits as of March 31, 2025.

At March 31, 2025, maturity deposits totaled $2.07 billion, a decrease of $44.5 million, or 2.1%, from December 31, 2024. The decrease was primarily driven by a decrease of $44.6 million in retail certificates of deposit.

The total end-of-period weighted average rate of deposits at March 31, 2025 was 1.61%, a decrease from 1.72% at December 31, 2024, principally driven by pricing actions across all deposit categories. At March 31, 2025, the end-of-period weighted average rate of non-maturity deposits was 1.19%, compared to 1.24% at December 31, 2024.

As of March 31, 2025, the Bank counted one client, a property management holding company, with deposits of $791.3 million, or 5.4% of total deposits, and 10,733 total deposit accounts. No other individual depositor represented more than 1.4% of our total deposits, and our top 50 depositors represented 12.8% of our total deposits.

Our ratio of loans held for investment to deposits was 82.0% and 83.3% at March 31, 2025 and December 31, 2024, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$4,827,093	32.9%	—%	$4,617,013	31.9%	—%
Interest-bearing deposits:
Interest-bearing checking	2,859,411	19.5%	1.48%	2,898,810	20.0%	1.58%
Money market	4,658,367	31.8%	2.30%	4,577,646	31.7%	2.34%
Savings	255,881	1.7%	0.35%	260,283	1.8%	0.37%
Total non-maturity deposits	12,600,752	85.9%	1.19%	12,353,752	85.4%	1.24%
Time deposit accounts:
Less than 1.00%	29,445	0.2%	0.34%	29,299	0.2%	0.39%
1.00 - 1.99	18,407	0.1%	1.90%	17,609	0.1%	1.86%
2.00 - 2.99	18,481	0.1%	2.67%	14,814	0.1%	2.67%
3.00 - 3.99	932,138	6.4%	3.83%	311,972	2.2%	3.81%
4.00 - 4.99	857,293	5.8%	4.51%	1,386,196	9.7%	4.65%
5.00 and greater	209,716	1.5%	5.03%	350,060	2.4%	5.07%
Total time deposit accounts	2,065,480	14.1%	4.16%	2,109,950	14.7%	4.50%
Total deposits	$14,666,232	100.0%	1.61%	$14,463,702	100.0%	1.72%

     The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Uninsured deposits	$5,837,762	$5,781,072

The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, that qualify large deposits for FDIC insurance. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks.

At March 31, 2025, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 65% of total deposits at March 31, 2025, which includes federally-insured deposits, $686.5 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits. At December 31, 2024, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2024, which includes federally-insured deposits, $765.6 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $429.5 million at March 31, 2025 and $439.8 million at December 31, 2024. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	March 31, 2025	December 31, 2024
3 months or less	$218,037	$283,029
Over 3 months through 6 months	131,631	92,215
Over 6 months through 12 months	77,576	60,205
Over 12 months	2,272	4,380
Total	$429,516	$439,829

Borrowings

At March 31, 2025, total borrowings amounted to $272.6 million, an increase of $130,000 from $272.4 million at December 31, 2024. Total borrowings at March 31, 2025 were solely comprised of $272.6 million of subordinated debentures. The slight increase in borrowings at March 31, 2025 as compared to December 31, 2024 was due to the amortization of the subordinated debt issuance cost. At March 31, 2025, total borrowings represented 1.5% of total assets and had an end-of-period weighted average rate of 6.21%, compared with 1.5% of total assets and an end-of-period weighted average rate of 6.30% at December 31, 2024.

At March 31, 2025, total subordinated debentures were comprised of the following:

•Subordinated notes of $125.0 million at 7.085% fixed-to-floating rate due May 15, 2029 (the “Notes II”) with a carrying value of $124.0 million, net of unamortized debt issuance cost of $1.0 million. Interest is payable semiannually at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears; and
•Subordinated notes of $150.0 million at 5.375% fixed-to-floating rate due June 15, 2030 (the “Notes III”) with a carrying value of $148.6 million, net of unamortized debt issuance cost of $1.4 million. Interest on the Notes III accrue at a rate equal to 5.375% per annum from and including June 15, 2020 to, but excluding, June 15, 2025, payable semiannually in arrears. From and including June 15, 2025 to, but excluding, June 15, 2030 or the earlier redemption date, interest will accrue at a floating rate per annum equal to a benchmark rate, which is expected to be three-month term SOFR, plus a spread of 517 basis points, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
FHLB advances	$—	—%	$—	—%
Subordinated debentures	272,579	6.21%	272,449	6.30%
Total borrowings	$272,579	6.21%	$272,449	6.30%

Weighted average cost of borrowings during the quarter	6.44%		6.62%
Borrowings as a percent of total assets	1.5%		1.5%

As of March 31, 2025, our unused borrowing capacity was $9.20 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window. During the three months ended March 31, 2025, we did not utilize the Federal Reserve Bank's discount window.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at March 31, 2025 and December 31, 2024.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first three months of 2025 were from:

•Principal payments on loans held for investment of $339.9 million;
•Deposit growth of $202.5 million; and
•Proceeds of $169.1 million from the sales, payments, or maturities of securities.

We used these funds to:

•Purchase loans held for investment of $238.3 million;
•Purchase investment securities of $220.9 million;
•Originate loans held for investment of $207.3 million; and
•Return capital to shareholders through $31.8 million in dividends.

Our most liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives from 2023 to the first quarter of 2025. At March 31, 2025, cash and cash equivalents totaled $768.2 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal funds lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of March 31, 2025, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 35% of the Bank’s total assets equating to a credit line of $6.27 billion, of which $5.08 billion remained available for borrowing based on collateral pledged of $7.19 billion at market value in qualifying loans, and no FHLB borrowings outstanding. We also had a $3.73 billion line with the FRB discount window secured by investment securities and unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds. Our unused borrowing capacity was $9.20 billion, and the combined readily available liquidity with cash and cash equivalents of $768.2 million, interest-bearing time deposits with financial institutions of $1.3 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $148.4 million, totaled approximately $10.11 billion, with a coverage ratio of 198.1% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged AFS securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. As of March 31, 2025, our liquidity ratio was 17.2%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

A substantial portion of our loans are funded by our deposits. At March 31, 2025, the Company’s loan-to-deposit ratio was 82.0% compared to 83.3% at December 31, 2024. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps enhance the Bank’s funding stability by retaining the full amount of the deposits on our balance sheet. To the extent that our deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At March 31, 2025, we had $300.3 million in brokered deposits, which constituted 2.05% of total deposits and 1.66% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the three months ended March 31, 2025, the Bank did not pay any dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 24, 2025. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At March 31, 2025, the Corporation had no outstanding balances against this line.

During the first quarter of 2025, the Corporation declared a quarterly dividend payment of $0.33 per share. On April 22, 2025, the Company's Board of Directors declared a $0.33 per share dividend, payable on May 12, 2025 to stockholders of record as of May 5, 2025. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant. Due to the pending Merger, the Company is restricted from paying quarterly cash dividends in excess of the current level.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the three months ended March 31, 2025, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information. The stock repurchase program is currently suspended due to the announced Merger.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	March 31, 2025
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Subordinated debentures	$—	$272,579	$272,579
Certificates of deposit	2,039,162	26,318	2,065,480
Operating leases	14,824	44,979	59,803
Affordable housing partnerships commitment	20,461	12,470	32,931
Total contractual cash obligations	$2,074,447	$356,346	$2,430,793

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

	March 31, 2025
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$821,584	$584,452	$1,406,036
Standby letters of credit	47,138	—	47,138
Total	$868,722	$584,452	$1,453,174

Since many commitments to extend credit are expected to expire, the total commitment amounts do not necessarily represent future cash requirements. For further information, see Note 15 - Off-Balance Sheet Arrangements, Commitments, and Contingencies to the Notes to the audited consolidated financial statements in the Company’s 2024 Form 10-K.

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At March 31, 2025, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

The Company implemented the current expected credit losses (“CECL”) model commencing January 1, 2020 and elected to phase in the full effect of CECL on regulatory capital over the five-year transition period. Effective January 1, 2025, this cumulative difference of CECL at the end of the second year of the transition period was fully phased into regulatory capital.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
March 31, 2025
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.30%	4.00%	N/A
Common equity tier 1 capital ratio	16.99%	7.00%	N/A
Tier 1 capital ratio	16.99%	8.50%	N/A
Total capital ratio	20.23%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.62%	4.00%	5.00%
Common equity tier 1 capital ratio	18.81%	7.00%	6.50%
Tier 1 capital ratio	18.81%	8.50%	8.00%
Total capital ratio	20.07%	10.50%	10.00%

December 31, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.31%	4.00%	N/A
Common equity tier 1 capital ratio	17.05%	7.00%	N/A
Tier 1 capital ratio	17.05%	8.50%	N/A
Total capital ratio	20.28%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.41%	4.00%	5.00%
Common equity tier 1 capital ratio	18.57%	7.00%	6.50%
Tier 1 capital ratio	18.57%	8.50%	8.00%
Total capital ratio	19.82%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at March 31, 2025 and December 31, 2024, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

(Dollars in thousands)	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
March 31, 2025
+300	558,664	16,540	3.1	3.42
+200	556,854	14,730	2.7	3.40
+100	550,875	8,751	1.6	3.37
Static	542,124	—	—	3.31
-100	532,377	(9,747)	(1.8)	3.26
-200	519,755	(22,369)	(4.1)	3.18
-300	508,101	(34,023)	(6.3)	3.11

December 31, 2024
+300	551,991	9,065	1.7	3.42
+200	552,383	9,457	1.7	3.42
+100	548,931	6,005	1.1	3.40
Static	542,926	—	—	3.36
-100	535,000	(7,926)	(1.5)	3.31
-200	524,599	(18,327)	(3.4)	3.25
-300	514,981	(27,945)	(5.1)	3.19

The following table shows the EVE and projected change in the EVE of the Company at March 31, 2025 and December 31, 2024, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

(Dollars in thousands)	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
March 31, 2025
+300	2,715,140	(391,379)	(12.6)	18.18
+200	2,920,828	(185,691)	(6.0)	19.04
+100	3,100,016	(6,503)	(0.2)	19.67
Static	3,106,519	—	—	19.20
-100	3,035,707	(70,812)	(2.3)	18.28
-200	2,889,864	(216,655)	(7.0)	16.97
-300	2,669,728	(436,791)	(14.1)	15.31

December 31, 2024
+300	2,737,167	(431,287)	(13.6)	18.52
+200	2,948,727	(219,727)	(6.9)	19.43
+100	3,141,508	(26,946)	(0.9)	20.16
Static	3,168,454	—	—	19.80
-100	3,116,700	(51,754)	(1.6)	18.99
-200	2,987,732	(180,722)	(5.7)	17.76
-300	2,782,136	(386,318)	(12.2)	16.16

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2024 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. The information presented below provides an update to, and should be read in conjunction with the risk factors and other information contained in Item 1A of our 2024 Form 10-K.

As a result of the Company entering into the Merger Agreement with Columbia, certain risk factors have been identified:

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. Those conditions include, among other things: (i) approval by each of the Company’s stockholders and Columbia shareholders of certain matters relating to the Merger at each company’s respective special meeting; (ii) the receipt of required regulatory approvals, including the approval of the Federal Reserve, the FDIC, and the Oregon Department of Consumer and Business Services, Division of Financial Regulation; and (iii) the absence of any order, injunction, decree or other law preventing or making illegal the completion of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party, (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite shareholder and stockholder approvals, or the Company or Columbia may unilaterally elect to terminate the Merger Agreement in certain other circumstances.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the Merger and the Bank Merger may be completed, various approvals, consents and non-objections must be obtained from the Federal Reserve, the FDIC, the Oregon Department of Consumer and Business Services, Division of Financial Regulation, and other regulatory authorities in the United States. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political, or community group inquiries, investigations, or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations, or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the Merger Agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations, or restrictions and that such conditions, limitations, obligations, or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the Merger Agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the Merger or otherwise reducing the anticipated benefits of the Merger if the Merger was consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations, or restrictions will not result in the delay or abandonment of the Merger. Additionally, the completion of the Merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the Merger Agreement.

In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the Merger Agreement, neither the Company nor Columbia, nor any of their respective subsidiaries, is permitted (without the written consent of the other party), to take any action, or commit to take any action, or agree to any condition or restriction, in connection with obtaining the required permits, consents, approvals and authorizations of governmental entities that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, after giving effect to the Merger and the Bank Merger.

Failure to complete the Merger could negatively impact the Company.

If the Merger is not completed for any reason, including as a result of the Company’s stockholders or Columbia shareholders failing to approve certain matters in connection with the Merger at each company’s respective special meeting, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Also, the Company has devoted significant internal resources to the pursuit of the Merger and the expected benefit of those resource allocations would be lost if the Merger is not completed. Additionally, if the Merger Agreement is terminated, the market price of the Company’s common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its obligations under the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $75 million to Columbia.

Combining the two companies may be more difficult, costly, or time consuming than expected and the anticipated benefits and cost savings of the Merger may not be realized.

The Company and Columbia have operated and, until the completion of the Merger, will continue to operate independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate the businesses of the Company and Columbia in a manner that permits growth opportunities and does not materially disrupt the existing customer relations nor result in decreased revenues due to loss of customers. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures, and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors, and employees or to achieve the anticipated benefits and cost savings of the Merger. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business, which could have an adverse effect on the Company’s financial results and the value of its common stock. If the Company experiences difficulties with the integration process, the anticipated benefits of the Merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause the Company or Columbia to lose customers or cause customers to remove their accounts from the Company or Columbia and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of the Company and Columbia during this transition period and for an undetermined period after completion of the Merger on the combined company. In addition, the actual cost savings of the Merger could be less than anticipated.

The combined company may be unable to retain the Company and/or Columbia personnel successfully after the Merger is completed.

The success of the Merger will depend in part on the combined company’s ability to retain the talent and dedication of key employees currently employed by the Company or Columbia. It is possible that these employees may decide not to remain with the Company or Columbia, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If the Company and Columbia are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies, the Company and Columbia could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. The Company and Columbia also may not be able to locate or retain suitable replacements for any key employees who leave either company.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending that could adversely affect our business and operations.

Uncertainty about the effect of the Merger on employees, customers and other persons the Company has a business relationship with may have an adverse effect on the Company’s business, operations, and stock price. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships. Retention of certain employees by the Company may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the Company. These retention challenges could require the Company to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, the Company’s business could be harmed. In addition, subject to certain exceptions, each of the Company and Columbia has agreed to operate its business in the ordinary course prior to closing in all material respects and to refrain from taking certain actions. The Company may delay or abandon projects and other business decisions could be deferred during the pendency of the Merger.

The Company will incur substantial expenses related to the Merger.

Both the Company and Columbia will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. These costs include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance, and employee benefit-related costs, public company filing fees and other regulatory fees, financial printing and other printing costs, closing, integration and other related costs. Some of these costs are payable by the Company regardless of whether or not the Merger is completed.

Stockholder litigation related to the Merger could prevent or delay the completion of the Merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.

Stockholders may bring claims in connection with the proposed Merger and, among other remedies, may seek damages or an injunction preventing the Merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company or Columbia from completing the Merger or any other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in costs to the Company, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the Merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.

The Merger Agreement limits the Company’s ability to pursue acquisition proposals.

The Merger Agreement prohibits the Company from initiating, soliciting, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.

The other risk factors that could affect the Company’s financial condition or operating results remain unchanged from those previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the first quarter of 2025, the Company did not repurchase any shares of common stock. The stock repurchase program is currently suspended due to the announced Merger.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the first quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	4,245,056
February 1, 2025 to February 28, 2025	—	—	—	4,245,056
March 1, 2025 to March 31, 2025	—	—	—	4,245,056
Total	—		—

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among Columbia Banking System, Inc., Pacific Premier Bancorp, Inc., and Balboa Merger Sub, Inc.(1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2))
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc.
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 10.1	Amended Form of 2022 Long-Term Incentive Plan Restricted Stock Unit Award Agreement
Exhibit 10.2	Change In Control Bonus Agreement, dated as of April 23, 2025, by and between Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 25, 2025.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	May 2, 2025	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	May 2, 2025	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)