Form 10-Q
period 2025-06-30
PACIFIC PREMIER BANCORP INC
filed 2025-08-01
CIK 1028918

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	PPBI	The Nasdaq Stock Market LLC
The number of shares outstanding of the registrant’s common stock as of July 25, 2025 was 96,991,440.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
FORM 10-Q
INDEX
FOR THE QUARTER ENDED JUNE 30, 2025

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

(Dollars in thousands, except par value and share data)	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$166,647	$117,955
Interest-bearing deposits with financial institutions	624,490	491,375
Cash and cash equivalents	791,137	609,330
Interest-bearing time deposits with financial institutions	1,253	1,246
Investments securities held-to-maturity, at amortized cost, net of allowance for credit losses of $103 and $110 (fair value of $1,377,903 and $1,428,077) at June 30, 2025 and December 31, 2024, respectively	1,687,871	1,711,804
Investment securities available-for-sale, at fair value	1,581,731	1,683,215
FHLB, FRB, and other stock	97,717	97,539
Loans held for sale, at lower of cost or fair value	751	2,315
Loans held for investment	11,902,079	12,039,741
Allowance for credit losses	(170,663)	(178,186)
Loans held for investment, net	11,731,416	11,861,555
Accrued interest receivable	69,455	67,953
Premises and equipment, net	45,666	48,580
Deferred income taxes, net	93,450	100,295
Bank owned life insurance	490,770	484,952
Intangible assets	27,127	32,194
Goodwill	901,312	901,312
Other assets	263,516	301,295
Total assets	$17,783,172	$17,903,585
LIABILITIES
Deposit accounts:
Noninterest-bearing checking	$4,687,795	$4,617,013
Interest-bearing:
Checking	2,814,687	2,898,810
Money market/savings	5,035,658	4,837,929
Retail certificates of deposit	1,758,846	1,809,818
Wholesale/brokered certificates of deposit	200,387	300,132
Total interest-bearing	9,809,578	9,846,689
Total deposits	14,497,373	14,463,702
Subordinated debentures	124,023	272,449
Accrued expenses and other liabilities	186,358	211,691
Total liabilities	14,807,754	14,947,842
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 1,000,000 authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized at June 30, 2025 and December 31, 2024; 97,019,910 shares and 96,441,667 shares issued and outstanding, respectively	946	942
Additional paid-in capital	2,400,552	2,395,339
Retained earnings	639,189	635,268
Accumulated other comprehensive loss	(65,269)	(75,806)
Total stockholders’ equity	2,975,418	2,955,743
Total liabilities and stockholders’ equity	$17,783,172	$17,903,585
Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except share data)	2025	2024	2025	2024
INTEREST INCOME
Loans	$150,419	$167,547	$298,949	$340,522
Investment securities and other interest-earning assets	38,762	40,507	77,567	80,963
Total interest income	189,181	208,054	376,516	421,485
INTEREST EXPENSE
Deposits	58,376	64,229	117,949	123,735
FHLB advances and other borrowings	2	2,330	4	6,567
Subordinated debentures	4,048	5,101	8,441	9,662
Total interest expense	62,426	71,660	126,394	139,964
Net interest income before provision for credit losses	126,755	136,394	250,122	281,521
Provision for credit losses	(2,078)	1,265	(5,796)	5,117
Net interest income after provision for credit losses	128,833	135,129	255,918	276,404
NONINTEREST INCOME
Loan servicing income	472	510	919	1,039
Service charges on deposit accounts	2,578	2,710	5,207	5,398
Other service fee income	283	309	572	645
Debit card interchange fee income	935	925	1,769	1,690
Earnings on bank owned life insurance	4,341	4,218	10,113	8,377
Net gain from sales of loans	23	65	113	65
Trust custodial account fees	8,815	8,950	19,122	19,592
Escrow and exchange fees	774	702	1,446	1,398
Other (loss) income	(656)	(167)	(231)	5,792
Total noninterest income	17,565	18,222	39,030	43,996
NONINTEREST EXPENSE
Compensation and benefits	53,268	53,140	106,080	107,270
Premises and occupancy	8,471	10,480	18,187	21,287
Data processing	7,806	7,754	15,782	15,265
Other real estate owned operations, net	—	—	—	46
FDIC insurance premiums	1,947	1,873	3,943	4,502
Legal and professional services	2,223	1,078	7,084	5,221
Marketing expense	905	1,724	1,841	3,282
Office expense	1,006	1,077	2,105	2,170
Loan expense	829	840	1,610	1,610
Deposit expense	13,644	12,289	26,540	24,954
Merger-related expense	6,712	—	6,712	—
Amortization of intangible assets	2,501	2,763	5,067	5,599
Other expense	5,064	4,549	9,717	8,994
Total noninterest expense	104,376	97,567	204,668	200,200
Net income before income taxes	42,022	55,784	90,280	120,200
Income tax expense	9,961	13,879	22,198	31,270
Net income	$32,061	$41,905	$68,082	$88,930
EARNINGS PER SHARE
Basic	$0.33	$0.43	$0.70	$0.92
Diluted	0.33	0.43	0.70	0.92
WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	95,096,632	94,628,201	94,931,672	94,489,230
Diluted	95,132,789	94,716,205	94,968,160	94,597,559

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income	$32,061	$41,905	$68,082	$88,930
Other comprehensive income, net of tax:
Unrealized gain on securities available-for-sale, net of income taxes (1)	97	2,983	5,414	4,373
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity, net of income taxes (2)	2,646	2,600	5,123	5,119
Other comprehensive income, net of tax	2,743	5,583	10,537	9,492
Comprehensive income, net of tax	$34,804	$47,488	$78,619	$98,422
______________________________
(1) Income tax expense of the unrealized gain on securities was $38,000 and $1.2 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $1.7 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Income tax expense on the amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity included in net income was $1.0 million and $1.0 million for the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.0 million for the six months ended June 30, 2025 and 2024, respectively.

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2025
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2024	96,441,667	$942	$2,395,339	$635,268	$(75,806)	$2,955,743
Net income	—	—	—	68,082	—	68,082
Other comprehensive income	—	—	—	—	10,537	10,537
Cash dividends declared ($0.66 per common share)	—	—	—	(63,850)	—	(63,850)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	311	(311)	—	—
Share-based compensation expense	—	—	9,906	—	—	9,906
Issuance of restricted stock, net	855,050	4	(4)	—	—	—
Restricted stock surrendered and canceled	(279,807)	—	(5,046)	—	—	(5,046)
Exercise of stock options	3,000	—	46	—	—	46
Balance at June 30, 2025	97,019,910	$946	$2,400,552	$639,189	$(65,269)	$2,975,418

Balance at March 31, 2025	97,069,001	$946	$2,394,834	$639,321	$(68,012)	$2,967,089
Net income	—	—	—	32,061	—	32,061
Other comprehensive income	—	—	—	—	2,743	2,743
Cash dividends declared ($0.33 per common share)	—	—	—	(32,029)	—	(32,029)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	164	(164)	—	—
Share-based compensation expense	—	—	5,690	—	—	5,690
Issuance of restricted stock, net	1,000	—	—	—	—	—
Restricted stock surrendered and canceled	(50,091)	—	(136)	—	—	(136)
Exercise of stock options	—	—	—	—	—	—
Balance at June 30, 2025	97,019,910	$946	$2,400,552	$639,189	$(65,269)	$2,975,418

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2024
(Unaudited)

(Dollars in thousands, except share data)	Common Stock Shares	Common Stock	Additional Paid-in Capital	Accumulated Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2023	95,860,092	$938	$2,377,131	$604,137	$(99,625)	$2,882,581
Net income	—	—	—	88,930	—	88,930
Other comprehensive income	—	—	—	—	9,492	9,492
Cash dividends declared ($0.66 per common share)	—	—	—	(63,458)	—	(63,458)
Dividend equivalents declared ($0.66 per restricted stock unit)	—	—	268	(268)	—	—
Share-based compensation expense	—	—	10,884	—	—	10,884
Issuance of restricted stock, net	806,001	3	(3)	—	—	—
Restricted stock surrendered and canceled	(243,472)	—	(4,852)	—	—	(4,852)
Exercise of stock options	11,426	—	187	—	—	187
Balance at June 30, 2024	96,434,047	$941	$2,383,615	$629,341	$(90,133)	$2,923,764

Balance at March 31, 2024	96,459,966	$941	$2,378,171	$619,405	$(95,716)	$2,902,801
Net income	—	—		41,905	—	41,905
Other comprehensive income	—	—		—	5,583	5,583
Cash dividends declared ($0.33 per common share)	—	—		(31,823)	—	(31,823)
Dividend equivalents declared ($0.33 per restricted stock unit)	—	—	146	(146)	—	—
Share-based compensation expense	—	—	5,434	—	—	5,434
Issuance of restricted stock, net	19,500	—	—	—	—	—
Restricted stock surrendered and canceled	(46,585)	—	(161)	—	—	(161)
Exercise of stock options	1,166	—	25	—	—	25
Balance at June 30, 2024	96,434,047	$941	$2,383,615	$629,341	$(90,133)	$2,923,764

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,	June 30,
(Dollars in thousands)	2025	2024
Cash flows from operating activities:
Net income	$68,082	$88,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,345	6,097
Provision for credit losses	(5,796)	5,117
Share-based compensation expense	9,906	10,884
Loss on sales and disposals of premises and equipment	51	6
Loss on sale or write down of other real estate owned	—	28
Net (accretion) of discounts/premium on securities	(2,119)	(6,403)
Net (accretion) of discounts/premiums for acquired loans and deferred loan fees/costs	(3,706)	(6,411)
Loss (Gain) on debt extinguishment	1,315	(5,067)
(Gain) on sales of loans	(113)	(65)
Deferred income tax expense	2,712	1,234
Income from bank owned life insurance, net	(8,614)	(6,977)
Amortization of intangible assets	5,067	5,599
Origination of loans held for sale, net of principal payments received	(1,390)	(1,006)
Proceeds from the sales of loans held for sale	3,227	1,280
Net change in accrued expenses and other liabilities	(24,730)	(16,502)
Net change in accrued interest receivable and other assets	28,626	46,745
Net cash provided by operating activities	77,863	123,489
Cash flows from investing activities:
Net (increase) in interest-bearing time deposits with financial institutions	(7)	(1)
Proceeds from sales of other real estate owned	—	209
Loan payments and (originations), net	434,413	734,144
Proceeds from sales of loans classified as loans held for investment	773	55,625
Purchase of loans held for investment	(286,919)	—
Proceeds from prepayments and maturities of securities held-to-maturity	26,498	22,032
Purchase of securities available-for-sale	(320,289)	(564,079)
Proceeds from prepayments and maturities of securities available-for-sale	436,004	425,294
Proceeds from the sales of premises and equipment	—	2
Proceeds from surrender of bank owned life insurance	2,799	352
Purchase of premises and equipment	(2,482)	(1,566)
Net change in FHLB, FRB, and other stock	(126)	2,017
Funding of Community Reinvestment Act (“CRA”) investments, net	(1,541)	(3,146)
Net cash provided by investing activities	289,123	670,883
Cash flows from financing activities:
Net change in deposit accounts	$33,671	$(367,972)
Repayments of long-term borrowings	—	(394,933)
Repayments of subordinated debentures	(150,000)	—
Cash dividends paid	(63,850)	(63,458)
Proceeds from exercise of stock options	46	187
Restricted stock surrendered and canceled	(5,046)	(4,852)
Net cash (used in) financing activities	(185,179)	(831,028)
Net change in cash and cash equivalents	181,807	(36,656)
Cash and cash equivalents, beginning of period	609,330	936,473
Cash and cash equivalents, end of period	$791,137	$899,817

Supplemental cash flow disclosures:
Interest paid	$129,655	$141,280
Income taxes (refunded) paid, net	(4,183)	(3,470)
Noncash investing activities during the period:
Transfers from loans held for investment to loans held for sale	735	55,974
Recognition of operating lease right-of-use assets	(187)	(4,357)
Recognition of operating lease liabilities	175	4,131
Receivable on unsettled security maturity	—	25,000
Due on unsettled security purchases	—	(49,513)

Accompanying notes are an integral part of these consolidated financial statements.

PACIFIC PREMIER BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

In the opinion of management, the unaudited consolidated financial statements reflect all normal recurring adjustments and accruals that are necessary for a fair presentation of the statement of financial position and the results of operations for the interim periods presented. The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or the full year ending December 31, 2025.

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

Note 3 – Significant Accounting Policies

Our accounting policies are described in Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K. As of June 30, 2025, there were no significant changes to accounting policies from those disclosed in our audited consolidated financial statements included in our 2024 Form 10-K.

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

Note 4 – Investment Securities

The amortized cost and estimated fair value of available-for-sale (“AFS”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Estimated Fair Value
AFS investment securities:
June 30, 2025
U.S. Treasury	$1,093,655	$1,763	$(417)	$1,095,001
Agency	928	—	(23)	905
Corporate	383,165	228	(10,578)	372,815
Collateralized mortgage obligations	113,611	—	(601)	113,010
Total AFS investment securities	$1,591,359	$1,991	$(11,619)	$1,581,731

December 31, 2024
U.S. Treasury	$1,166,474	$2,192	$(2,581)	$1,166,085
Agency	1,148	—	(40)	1,108
Corporate	408,256	421	(16,419)	392,258
Collateralized mortgage obligations	124,502	4	(742)	123,764
Total AFS investment securities	$1,700,380	$2,617	$(19,782)	$1,683,215

The carrying amount and estimated fair value of held-to-maturity (“HTM”) investment securities were as follows:

(Dollars in thousands)	Amortized Cost	Allowance for Credit Losses	Net Carrying Amount	Gross Unrecognized Gain	Gross Unrecognized Loss	Estimated Fair Value
HTM investment securities:
June 30, 2025
Municipal bonds	$1,143,058	$(103)	$1,142,955	$—	$(273,668)	$869,287
Collateralized mortgage obligations	295,445	—	295,445	4,060	(8,063)	291,442
Mortgage-backed securities	233,355	—	233,355	178	(32,475)	201,058
Other	16,116	—	16,116	—	—	16,116
Total HTM investment securities	$1,687,974	$(103)	$1,687,871	$4,238	$(314,206)	$1,377,903

December 31, 2024
Municipal bonds	$1,144,862	$(110)	$1,144,752	$—	$(242,298)	$902,454
Collateralized mortgage obligations	309,653	—	309,653	3,886	(8,718)	304,821
Mortgage-backed securities	241,223	—	241,223	67	(36,664)	204,626
Other	16,176	—	16,176	—	—	16,176
Total HTM investment securities	$1,711,914	$(110)	$1,711,804	$3,953	$(287,680)	$1,428,077

Investment securities with carrying values of $3.04 billion and $3.16 billion as of June 30, 2025 and December 31, 2024, respectively, were pledged to other borrowings, to secure public deposits, and for other purposes as required or permitted by law, of which $2.85 billion and $2.97 billion as of June 30, 2025 and December 31, 2024, respectively, were pledged to the Federal Reserve's discount window to increase the Company’s access to funding and provide liquidity.

Unrealized Gains and Losses

Unrealized gains and losses on AFS investment securities, net of tax, are recognized in stockholders’ equity as accumulated other comprehensive income or loss, net of tax. At June 30, 2025, the Company had a net unrealized loss on AFS investment securities of $9.6 million, or $6.9 million net of tax in accumulated other comprehensive loss, compared to a net unrealized loss of $17.2 million, or $12.3 million net of tax in accumulated other comprehensive loss, at December 31, 2024.

For investment securities transferred from AFS to HTM, the net after-tax unrealized gains and losses at the date of transfer continue to be reported in stockholders’ equity as accumulated other comprehensive loss and are amortized over the remaining lives of the securities with an offsetting entry to interest income as an adjustment of yield in a manner consistent with the amortization of a premium or discount. At June 30, 2025, the unrealized loss on investment securities transferred from AFS to HTM was $81.3 million, or $58.4 million net of tax. At December 31, 2024, the unrealized loss on investment securities transferred from AFS to HTM was $88.4 million, or $63.5 million net of tax.

The table below summarizes the number, fair value, and gross unrealized holding losses of the Company’s AFS investment securities in an unrealized loss position for which an allowance for credit losses (the “ACL”) has not been recorded as of the dates indicated, aggregated by investment category and length of time in a continuous loss position.

	Less than 12 Months			12 Months or Longer			Total
(Dollars in thousands)	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses	Number	Fair Value	Gross Unrealized Losses
AFS investment securities:
June 30, 2025
U.S. Treasury	22	$547,178	$(417)	—	$—	$—	22	$547,178	$(417)
Agency	—	—	—	4	905	(23)	4	905	(23)
Corporate	7	61,542	(42)	23	203,113	(10,536)	30	264,655	(10,578)
Collateralized mortgage obligations	2	7,536	(12)	24	105,474	(589)	26	113,010	(601)
Total AFS investment securities	31	$616,256	$(471)	51	$309,492	$(11,148)	82	$925,748	$(11,619)

December 31, 2024
U.S. Treasury	21	$519,211	$(2,581)	—	$—	$—	21	$519,211	$(2,581)
Agency	—	—	—	4	1,108	(40)	4	1,108	(40)
Corporate	1	9,007	(4)	25	227,250	(16,415)	26	236,257	(16,419)
Collateralized mortgage obligations	2	11,161	(37)	23	108,783	(705)	25	119,944	(742)
Total AFS investment securities	24	$539,379	$(2,622)	52	$337,141	$(17,160)	76	$876,520	$(19,782)

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

For additional information concerning the ACL on investment securities, refer to Note 1 - Description of Business and Summary of Significant Accounting Policies, of our audited consolidated financial statements included in our 2024 Form 10-K

The Company had no ACL for AFS investment securities at June 30, 2025 and December 31, 2024. The Company performed a qualitative assessment of these investments as of June 30, 2025 and determined that unrealized losses during the second quarter of 2025 were the result of general market conditions, including changes in interest rates, and does not believe the declines in fair value were credit related. As of June 30, 2025, the Company had not recorded credit losses on AFS securities that were in an unrealized loss position due to the high credit quality of the investments, with investment grade ratings, and many of them issued by U.S. government agencies. As of June 30, 2025, 76% of our AFS securities were U.S. Treasury, U.S. government agency, and U.S. government-sponsored enterprise securities. The fair value of corporate bank debt securities continued to improve during the six months ended June 30, 2025 as the spreads on the bank debt continued to tighten with overall signs of stability in the banking industry and interest rate movement during the period. Additionally, the Company continues to receive contractual principal and interest payments in a timely manner. It is more likely than not that the Company will not be required to sell AFS securities prior to their anticipated recoveries, and at this time the Company does not intend to sell these securities. There was no provision for credit losses recognized for AFS investment securities during the six months ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, the Company had an ACL of $103,000 and $110,000, respectively, for HTM investment securities classified as municipal bonds. The following table presents a rollforward by major security type of the ACL on the Company's HTM debt securities as of and for the periods indicated:

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
Three Months Ended June 30, 2025
HTM investment securities:
Municipal bonds	$97	$6	$103

Three Months Ended June 30, 2024
HTM investment securities:
Municipal bonds	$115	$14	$129

(Dollars in thousands)	Beginning ACL Balance	Provision for Credit Losses	Ending ACL Balance
Six Months Ended June 30, 2025
HTM investment securities:
Municipal bonds	$110	$(7)	$103

Six Months Ended June 30, 2024
HTM investment securities:
Municipal bonds	$126	$3	$129

At June 30, 2025 and December 31, 2024, there were no AFS or HTM securities on nonaccrual status. At June 30, 2025 and December 31, 2024, there were no securities purchased with deterioration in credit quality since their origination.

Contractual Maturities

The amortized cost and estimated fair value of investment securities at June 30, 2025, by contractual maturity, are shown in the table below.

	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years		Total
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
AFS investment securities:
U.S. Treasury	$772,231	$772,600	$321,424	$322,401	$—	$—	$—	$—	$1,093,655	$1,095,001
Agency	—	—	585	572	—	—	343	333	928	905
Corporate	—	—	215,224	214,328	167,941	158,487	—	—	383,165	372,815
Collateralized mortgage obligations	3,844	3,835	62,795	62,559	13,846	13,750	33,126	32,866	113,611	113,010
Total AFS investment securities	776,075	776,435	600,028	599,860	181,787	172,237	33,469	33,199	1,591,359	1,581,731
HTM investment securities:
Municipal bonds	—	—	38,940	37,369	43,068	38,673	1,061,050	793,245	1,143,058	869,287
Collateralized mortgage obligations	—	—	22	22	—	—	295,423	291,420	295,445	291,442
Mortgage-backed securities	—	—	3,917	4,009	5,064	5,111	224,374	191,938	233,355	201,058
Other	—	—	—	—	—	—	16,116	16,116	16,116	16,116
Total HTM investment securities	—	—	42,879	41,400	48,132	43,784	1,596,963	1,292,719	1,687,974	1,377,903
Total investment securities	$776,075	$776,435	$642,907	$641,260	$229,919	$216,021	$1,630,432	$1,325,918	$3,279,333	$2,959,634

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

The following table presents the composition of the loan portfolio for the periods indicated:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,084,781	$2,131,112
Multifamily	5,255,040	5,326,009
Construction and land	302,781	379,143
SBA secured by real estate	27,405	28,777
Total investor loans secured by real estate	7,670,007	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,918,031	1,995,144
Franchise real estate secured	227,080	255,694
SBA secured by real estate	39,263	43,978
Total business loans secured by real estate	2,184,374	2,294,816
Commercial loans
Commercial and industrial	1,643,977	1,486,340
Franchise non-real estate secured	180,708	213,357
SBA non-real estate secured	7,472	8,086
Total commercial loans	1,832,157	1,707,783
Retail loans
Single family residential	224,483	186,739
Consumer	1,658	1,804
Total retail loans	226,141	188,543
Loans held for investment before basis adjustment (1)	11,912,679	12,056,183
Basis adjustment associated with fair value hedge (2)	(10,600)	(16,442)
Loans held for investment	11,902,079	12,039,741
Allowance for credit losses for loans held for investment	(170,663)	(178,186)
Loans held for investment, net	$11,731,416	$11,861,555

Total unfunded loan commitments	$1,723,901	$1,532,623
Loans held for sale, at lower of cost or fair value	$751	$2,315
______________________________
(1) Includes unamortized net purchase premiums of $11.2 million and $9.1 million, net deferred origination (fees) costs of $(103,000) and $1.1 million, and unaccreted fair value net purchase discounts of $29.5 million and $33.2 million as of June 30, 2025 and December 31, 2024, respectively.
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

Loans Serviced for Others and Loan Securitization

The Company generally retains the servicing rights of the guaranteed portion of SBA loans sold, for which the Company initially records servicing assets at fair value within its other assets category. Servicing assets are subsequently measured using the amortization method and amortized to noninterest income. At June 30, 2025 and December 31, 2024, the servicing assets totaled $824,000 and $1.0 million, respectively, and were included in other assets on the Company’s consolidated statements of financial condition. Servicing assets are evaluated for impairment based upon the fair value of the servicing rights as compared to the carrying amount. Impairment is recognized through a valuation allowance, to the extent the fair value is less than the carrying amount. At June 30, 2025 and December 31, 2024, the Company determined that no valuation allowance was necessary.

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

To the extent the ultimate resolution of defaulted loans results in contractual principal and interest payments that are deficient, the Company is obligated to reimburse Freddie Mac for such amounts, not to exceed 10% of the original principal amount of the loans comprising the securitization pool at the closing date of December 23, 2016. The liability recorded for the Company’s exposure to the reimbursement agreement with Freddie Mac was $274,000 as of June 30, 2025 and December 31, 2024.

Loans sold and serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of loans and participations serviced for others were $280.2 million at June 30, 2025 and $307.3 million at December 31, 2024, respectively. Included in those totals are multifamily loans transferred through securitization with Freddie Mac of $33.8 million and $37.4 million at June 30, 2025 and December 31, 2024, respectively, and SBA participations serviced for others totaling $191.6 million and $212.5 million at June 30, 2025 and December 31, 2024, respectively.

Concentration of Credit Risk

As of June 30, 2025, the Company’s loan portfolio was primarily collateralized by various forms of real estate and business assets located principally in California. The Company’s loan portfolio contains concentrations of credit in multifamily, CRE non-owner-occupied, CRE owner-occupied, and C&I business loans. The Bank maintains policies approved by the Bank’s Board of Directors (the “Bank Board”) that address these concentrations and diversifies its loan portfolio through loan originations, purchases, and sales to meet approved concentration levels.

During the fourth quarter of 2024, the Bank converted to a national banking association, and as such all loans and extensions of credit made by the Bank are subject to the legal lending limits for national banks. Under applicable laws and regulations, the Bank may not make loans to one borrower in excess of 15% of the Bank’s capital and surplus, plus an additional 10% of the Bank’s capital and surplus, if the amount that exceeds the Bank’s 15% general limit is fully secured by readily marketable collateral. At June 30, 2025, these loans-to-one borrower limitations result in a dollar limitation of $378.8 million for the 15% general limit and a maximum dollar limitation of $631.4 million for the 25% combined limit. In order to manage concentration risk, the Bank maintains an internal lending limit well below these statutory maximums. At June 30, 2025, the Bank’s largest aggregate outstanding balance of loans to one borrower was $160.4 million comprised of multifamily loans.

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

The following table stratifies the loans held for investment portfolio by the Company’s internal risk grading, and by year of origination, as well as the gross charge-offs on a year-to-date basis by year of origination as of June 30, 2025:

	Term Loans by Vintage
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2025
Investor loans secured by real estate
CRE non-owner-occupied
Pass	$128,145	$50,398	$29,842	$435,813	$479,954	$926,971	$—	$—	$2,051,123
Special mention	—	—	—	—	—	6,835	—	—	6,835
Substandard	—	13,118	—	11,170	—	2,535	—	—	26,823
Multifamily
Pass	180,023	111,730	161,954	1,105,238	1,856,604	1,826,948	—	—	5,242,497
Special mention	—	207	—	—	2,682	9,654	—	—	12,543
Construction and land
Pass	30,310	84,454	45,697	86,925	17,134	2,576	—	—	267,096
Special mention	9,439	—	—	25,850	396	—	—	—	35,685
SBA secured by real estate
Pass	—	—	—	5,289	132	13,159	—	—	18,580
Special mention	—	—	—	—	—	2,379	—	—	2,379
Substandard	—	—	—	1,037	—	5,409	—	—	6,446
Total investor loans secured by real estate	347,917	259,907	237,493	1,671,322	2,356,902	2,796,466	—	—	7,670,007
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Business loans secured by real estate
CRE owner-occupied
Pass	75,715	44,979	15,692	445,853	540,023	695,594	—	—	1,817,856
Special mention	—	—	—	33,987	25,810	7,756	—	—	67,553
Substandard	—	—	—	—	819	31,803	—	—	32,622
Franchise real estate secured
Pass	3,604	2,470	8,378	36,272	80,665	81,318	—	—	212,707
Special mention	—	—	—	—	4,925	7,924	—	—	12,849
Substandard	—	—	—	—	—	1,524	—	—	1,524
SBA secured by real estate
Pass	19	704	106	9,169	6,467	19,533	—	—	35,998
Substandard	—	—	—	—	309	2,956	—	—	3,265
Total loans secured by business real estate	79,338	48,153	24,176	525,281	659,018	848,408	—	—	2,184,374
Year-to-date gross charge-offs	—	—	—	—	—	—	—	—	—
Commercial loans
Commercial and industrial
Pass	305,827	385,189	27,889	111,369	111,471	220,707	450,976	1,176	1,614,604
Special mention	—	740	2,735	—	1,076	125	8,841	182	13,699
Substandard	—	—	20	7,896	1,881	475	2,069	448	12,789
Doubtful	—	—	—	2,885	—	—	—	—	2,885
Franchise non-real estate secured
Pass	$2,450	$1,155	$5,583	$53,208	$66,169	$50,405	$—	$—	$178,970
Special mention	—	—	—	—	178	—	—	—	178
Substandard	—	1,106	—	—	—	454	—	—	1,560

	Term Loans by Vintage
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Revolving	Revolving Converted to Term During the Period	Total
June 30, 2025
SBA non-real estate secured
Pass	461	923	239	2,952	309	1,509	—	—	6,393
Substandard	—	—	—	943	—	136	—	—	1,079
Total commercial loans	308,738	389,113	36,466	179,253	181,084	273,811	461,886	1,806	1,832,157
Year-to-date gross charge-offs	—	274	70	165	—	22	229	—	760
Retail loans
Single family residential
Pass	40,165	110,013	9	—	—	34,381	39,788	—	224,356
Substandard	—	—	—	—	—	127	—	—	127
Consumer loans
Pass	78	91	—	—	—	342	1,147	—	1,658
Total retail loans	40,243	110,104	9	—	—	34,850	40,935	—	226,141
Year-to-date gross charge-offs	10	6	1	2	—	13	—	—	32
Loans held for investment before basis adjustment (1)	$776,236	$807,277	$298,144	$2,375,856	$3,197,004	$3,953,535	$502,821	$1,806	$11,912,679
Total year-to-date gross charge-offs	$10	$280	$71	$167	$—	$35	$229	$—	$792
______________________________
(1) Excludes the basis adjustment of $10.6 million to the carrying amount of certain loans included in fair value hedging relationships. Refer to Note 11 – Derivative Instruments for additional information.

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

The following tables stratify the loans held for investment portfolio by delinquency as of the periods indicated:

		Days Past Due(2)
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$2,084,781	$—	$—	$—	$2,084,781
Multifamily	5,255,040	—	—	—	5,255,040
Construction and land	302,781	—	—	—	302,781
SBA secured by real estate	27,405	—	—	—	27,405
Total investor loans secured by real estate	7,670,007	—	—	—	7,670,007
Business loans secured by real estate
CRE owner-occupied	1,918,031	—	—	—	1,918,031
Franchise real estate secured	227,080	—	—	—	227,080
SBA secured by real estate	39,263	—	—	—	39,263
Total business loans secured by real estate	2,184,374	—	—	—	2,184,374
Commercial loans
Commercial and industrial	1,642,337	300	99	1,241	1,643,977
Franchise non-real estate secured	180,708	—	—	—	180,708
SBA not secured by real estate	7,454	—	—	18	7,472
Total commercial loans	1,830,499	300	99	1,259	1,832,157
Retail loans
Single family residential	224,094	389	—	—	224,483
Consumer loans	1,658	—	—	—	1,658
Total retail loans	225,752	389	—	—	226,141
Loans held for investment before basis adjustment (1)	$11,910,632	$689	$99	$1,259	$11,912,679

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,131,112	$—	$—	$—	$2,131,112
Multifamily	5,326,009	—	—	—	5,326,009
Construction and land	379,143	—	—	—	379,143
SBA secured by real estate	28,777	—	—	—	28,777
Total investor loans secured by real estate	7,865,041	—	—	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,995,144	—	—	—	1,995,144
Franchise real estate secured	255,694	—	—	—	255,694
SBA secured by real estate	43,978	—	—	—	43,978
Total business loans secured by real estate	2,294,816	—	—	—	2,294,816
Commercial loans
Commercial and industrial	1,483,926	824	349	1,241	1,486,340
Franchise non-real estate secured	213,357	—	—	—	213,357
SBA not secured by real estate	8,017	49	—	20	8,086
Total commercial loans	1,705,300	873	349	1,261	1,707,783
Retail loans
Single family residential	186,603	136	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,407	136	—	—	188,543
Loans held for investment before basis adjustment (1)	$12,053,564	$1,009	$349	$1,261	$12,056,183
______________________________
(1) Excludes the basis adjustment of $10.6 million and $16.4 million to the carrying amount of certain loans included in fair value hedging relationships as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 11 – Derivative Instruments for additional information.
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

As of June 30, 2025, $26.3 million of loans were individually evaluated with a $484,000 ACL attributed to such loans. At June 30, 2025, $16.6 million of individually evaluated loans were evaluated based on the underlying value of the collateral, and $9.7 million were evaluated using a discounted cash flow approach. All individually evaluated loans were on nonaccrual status at June 30, 2025.

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

Purchased Credit Deteriorated Loans

The Company analyzed acquired loans for more-than-insignificant deterioration in credit quality since their origination. Such loans are classified as purchased credit deteriorated (“PCD”) loans. Please see Note 1 - Description of Business and Summary of Significant Accounting Policies of our audited consolidated financial statements included in our 2024 Form 10-K for more information concerning the accounting for PCD loans. The Company had PCD loans of $234.9 million and $275.4 million at June 30, 2025 and December 31, 2024, respectively.

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

The Company typically does not accrue interest on loans 90 days or more past due or when, in the opinion of management, there is reasonable doubt as to the timely collection of principal or interest regardless of the length of past due status. However, when such loans are well-secured and in the process of collection, the Company may continue with the accrual of interest. The Company had loans on nonaccrual status of $26.3 million at June 30, 2025 and $28.0 million at December 31, 2024.

The Company did not record income from the receipt of cash payments related to nonaccruing loans during the three and six months ended June 30, 2025 and 2024. The Company had no loans 90 days or more past due and still accruing at June 30, 2025 and December 31, 2024.

The following tables provide a summary of nonaccrual loans as of the dates indicated:

	Nonaccrual Loans (1)
	Collateral Dependent Loans		Non-Collateral Dependent Loans		Total Nonaccrual Loans	Nonaccrual Loans with No ACL
(Dollars in thousands)	Balance	ACL	Balance	ACL
June 30, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$14,805	$—	$—	$—	$14,805	$14,805
SBA secured by real estate	380	—	—	—	380	380
Total investor loans secured by real estate	15,185	—	—	—	15,185	15,185
Commercial loans
Commercial and industrial	1,241	484	9,730	—	10,971	10,071
SBA non-real estate secured	18	—	—	—	18	18
Total commercial loans	1,259	484	9,730	—	10,989	10,089
Retail loans
Single family residential	127	—	—	—	127	127
Total retail loans	127	—	—	—	127	127
Total nonaccrual loans	$16,571	$484	$9,730	$—	$26,301	$25,401

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$15,423	$—	$—	$—	$15,423	$15,423
SBA secured by real estate	409	—	—	—	409	409
Total investor loans secured by real estate	15,832	—	—	—	15,832	15,832
Commercial loans
Commercial and industrial	1,241	—	10,938	—	12,179	12,179
SBA non-real estate secured	20	—	—	—	20	20
Total commercial loans	1,261	—	10,938	—	12,199	12,199
Total nonaccrual loans	$17,093	$—	$10,938	$—	$28,031	$28,031
______________________________
(1) The ACL for nonaccrual loans is determined based on a discounted cash flow methodology unless the loan is considered collateral dependent; otherwise, the ACL for collateral dependent nonaccrual loans is determined based on the estimated fair value of the underlying collateral.

Residential Real Estate Loans In Process of Foreclosure

The Company had no consumer mortgage loans collateralized by residential real estate property for which formal foreclosure proceedings were in process as of June 30, 2025 and December 31, 2024.

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

MLTBs were $9.7 million at June 30, 2025 and $13.6 million at December 31, 2024.

There were two syndicated C&I participation loans to one borrower totaling $9.7 million modified as an MLTB during the three and six months ended June 30, 2025, compared to one MLTB loan of $16.3 million during the three and six months ended June 30, 2024.

The following table shows the amortized cost of the MLTB by class and type of modification, as well as the percentage of the loans modified to the total class of loans at and during the periods indicated:

	Three and Six Months Ended June 30, 2025
	Combination of Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Commercial loans
Commercial and industrial	9,730	0.59%
Total commercial loans	$9,730

	Three and Six Months Ended June 30, 2024
	Combination of Other-than-Insignificant Payment Delay and Term Extension
(Dollars in thousands)	Balance	Percent of Total Class of Loans
Investor loans secured by real estate
CRE non-owner-occupied	$16,296	0.73%
Total investor loans secured by real estate	$16,296

The following table describes the financial effect of the loan modification made for the borrower experiencing financial difficulty during the periods indicated:

Three and Six Months Ended June 30, 2025
Combination of Other-than-Insignificant Payment Delay and Term Extension
Investor loans secured by real estate
Commercial and industrial	15 month term extension and 9 months of interest only payments

Three and Six Months Ended June 30, 2024
Combination of Other-than-Insignificant Payment Delay and Term Extension
Investor loans secured by real estate
CRE non-owner-occupied	Consolidated 3 loans with varying maturities into a single loan that extended the weighted average maturity by 6 months and 2 years of interest only payments

During the three and six months ended June 30, 2025 and 2024, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default (90 days or more past due).

The following table depicts the performance of the loans that were modified in the past 12 months as of the dates indicated:

		Days Past Due
(Dollars in thousands)	Current	30-59	60-89	90+	Total
June 30, 2025
Commercial loans
Commercial and industrial	$9,730	$—	$—	$—	$9,730
Total commercial loans	$9,730	$—	$—	$—	$9,730

June 30, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$16,296	$—	$—	$—	$16,296
Total investor loans secured by real estate	$16,296	$—	$—	$—	$16,296
Commercial loans
Commercial and industrial	$11,727	$—	$—	$—	$11,727
Total commercial loans	$11,727	$—	$—	$—	$11,727
Total	$28,023	$—	$—	$—	$28,023

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

The following tables summarize collateral dependent loans by collateral type as of the dates indicated:

(Dollars in thousands)	Office Properties	Hotel Properties	Residential Properties	Other CRE Properties	Business Assets	Total
June 30, 2025
Investor loan secured by real estate
CRE non-owner-occupied	$13,118	$—	$—	$1,687	$—	$14,805
SBA secured by real estate	—	380	—	—	—	380
Total investor loans secured by real estate	13,118	380	—	1,687	—	15,185
Commercial loans
Commercial and industrial	—	—	—	—	1,241	1,241
SBA non-real estate secured	—	—	—	—	18	18
Total commercial loans	—	—	—	—	1,259	1,259
Retail loans
Single family residential	—	—	127	—	—	127
Total retail loans	—	—	127	—	—	127
Total collateral dependent loans	$13,118	$380	$127	$1,687	$1,259	$16,571

December 31, 2024
Investor loan secured by real estate
CRE non-owner-occupied	$13,563	$—	$—	$1,860	$—	$15,423
SBA secured by real estate	—	409	—	—	—	409
Total investor loans secured by real estate	13,563	409	—	1,860	—	15,832
Commercial loans
Commercial and industrial	—	—	—	—	1,241	1,241
SBA non-real estate secured	—	—	—	—	20	20
Total commercial loans	—	—	—	—	1,261	1,261
Total collateral dependent loans	$13,563	$409	$—	$1,860	$1,261	$17,093

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

Economic Forecasts

In order to develop reasonable and supportable forecasts of future conditions, the Company estimates how those forecasts are expected to impact a borrower’s ability to satisfy their obligation to the Bank and the ultimate collectability of future cash flows over the life of a loan. The Company uses macroeconomic scenarios from an independent third party, which are based on past events, current conditions, and the likelihood of future events occurring. These scenarios are typically comprised of: a base-case scenario, an upside scenario, representing slightly better economic conditions than currently experienced and, a downside scenario, representing recessionary conditions. Management evaluates appropriateness of economic scenarios and may decide that a particular economic scenario or a combination of probability-weighted economic scenarios should be used in the Company’s ACL model. The economic scenarios chosen for the model, the extent to which more than one scenario is used, and the weights that are assigned to them, are based on the likelihood that the economy would perform better than each scenario, which is based in part on analysis performed by an independent third party. Economic scenarios chosen, as well as the assumptions within those scenarios, and whether to use a probability-weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. The Company’s ACL model at June 30, 2025 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for recessionary conditions.

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

The following tables provide the allocation of the ACL for loans held for investment as well as the activity in the ACL attributed to various segments in the loan portfolio as of, and for the periods indicated:

	Three Months Ended June 30, 2025
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$26,866	$—	$—	$254	$27,120
Multifamily	51,375	—	—	2,603	53,978
Construction and land	3,777	—	—	(210)	3,567
SBA secured by real estate	1,678	—	—	(551)	1,127
Business loans secured by real estate
CRE owner-occupied	30,521	—	—	(2,600)	27,921
Franchise real estate secured	4,663	—	—	(651)	4,012
SBA secured by real estate	3,864	—	—	(415)	3,449
Commercial loans
Commercial and industrial	41,902	(280)	298	(1,821)	40,099
Franchise non-real estate secured	8,077	(22)	—	(1,451)	6,604
SBA non-real estate secured	461	—	2	(26)	437
Retail loans
Single family residential	1,680	—	9	548	2,237
Consumer loans	103	(22)	364	(333)	112
Totals	$174,967	$(324)	$673	$(4,653)	$170,663

	Six Months Ended June 30, 2025
	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
(Dollars in thousands)
Investor loans secured by real estate
CRE non-owner occupied	$26,408	$—	$—	$712	$27,120
Multifamily	53,305	—	—	673	53,978
Construction and land	5,230	—	—	(1,663)	3,567
SBA secured by real estate	1,722	—	30	(625)	1,127
Business loans secured by real estate
CRE owner-occupied	31,794	—	—	(3,873)	27,921
Franchise real estate secured	5,836	—	—	(1,824)	4,012
SBA secured by real estate	3,831	—	—	(382)	3,449
Commercial loans
Commercial and industrial	37,603	(738)	1,073	2,161	40,099
Franchise non-real estate secured	10,794	(22)	—	(4,168)	6,604
SBA non-real estate secured	359	—	8	70	437
Retail loans
Single family residential	1,193	—	9	1,035	2,237
Consumer loans	111	(32)	364	(331)	112
Totals	$178,186	$(792)	$1,484	$(8,215)	$170,663

	Three Months Ended June 30, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$30,781	$(4,196)	$1,500	$1,653	$29,738
Multifamily	58,411	(7,372)	—	6,259	57,298
Construction and land	8,171	—	—	2,633	10,804
SBA secured by real estate	2,184	(153)	86	25	2,142
Business loans secured by real estate
CRE owner-occupied	28,760	—	121	(350)	28,531
Franchise real estate secured	7,258	—	—	(464)	6,794
SBA secured by real estate	4,288	—	1	(155)	4,134
Commercial loans
Commercial and industrial	37,107	(968)	148	(4,030)	32,257
Franchise non-real estate secured	14,320	—	1,375	(4,565)	11,130
SBA non-real estate secured	495	(6)	3	(10)	482
Retail loans
Single family residential	442	—	3	(46)	399
Consumer loans	123	(835)	—	806	94
Totals	$192,340	$(13,530)	$3,237	$1,756	$183,803

	Six Months Ended June 30, 2024
(Dollars in thousands)	Beginning ACL Balance	Charge-offs	Recoveries	Provision for Credit Losses	Ending ACL Balance
Investor loans secured by real estate
CRE non-owner-occupied	$31,030	$(5,123)	$1,500	$2,331	$29,738
Multifamily	56,312	(7,372)	5	8,353	57,298
Construction and land	9,314	—	—	1,490	10,804
SBA secured by real estate	2,182	(406)	86	280	2,142
Business loans secured by real estate
CRE owner-occupied	28,787	(4,452)	184	4,012	28,531
Franchise real estate secured	7,499	(212)	—	(493)	6,794
SBA secured by real estate	4,427	—	2	(295)	4,134
Commercial loans
Commercial and industrial	36,692	(1,553)	187	(3,069)	32,257
Franchise non-real estate secured	15,131	(100)	1,375	(5,276)	11,130
SBA non-real estate secured	458	(6)	5	25	482
Retail loans
Single family residential	505	—	3	(109)	399
Consumer loans	134	(835)	—	795	94
Totals	$192,471	$(20,059)	$3,347	$8,044	$183,803

The decrease in the ACL for loans held for investment during the three months ended June 30, 2025 of $4.3 million was reflective of a reversal of provision for credit losses of $4.7 million and net recoveries of $349,000.

During the three months ended June 30, 2025, the reversal of provision for credit losses was principally driven by provision reversals in the business loans secured by real estate and commercial loans segments, partially offset by provisions for credit losses in the investor loans secured by real estate and retail loans segments. The reversal of provision for credit losses in the business loans secured by real estate segment was principally driven by the impact of shorter duration as well as a decrease in loan balances. The reversal of provision for credit losses for loans in the commercial loans segment was largely attributed to shorter duration, economic forecast updates, as well as a decline in loan balances for SBA and franchise non-real estate secured loans. The provision for credit losses for the investor loans secured by real estate segment is largely attributed to a provision for multifamily loans, which was driven by economic forecast updates, partially offset by the impact of shorter duration. The provision for multifamily loans was partially offset by provision reversals for construction and land loans as well as SBA loans secured by real estate, which were driven by slightly lower loss rates for construction and land loans, and a change in qualitative adjustments during the period for SBA loans secured by real estate. The provision for credit losses for retail loans can be attributed in large part to the change in qualitative adjustments for single family residential loans during the period.

The decrease in the ACL for loans held for investment during the six months ended June 30, 2025 of $7.5 million was reflective of a reversal of provision for credit losses of $8.2 million and net recoveries of $692,000.

During the six months ended June 30, 2025, the reversal of provision for credit losses was principally driven by provision reversals in the business and investor loans secured by real estate and the commercial loans segments. The provision reversals in these segments were partially offset by a provision for credit losses in the retail loans segment. The reversal of provision for credit losses in the business loans secured by real estate segment is largely attributed to the impact of shorter duration as well as a decline in loan balances in that segment. The reversal of provision for credit losses in the commercial loans segment can be attributed to the impact of shorter duration, as well as a decline in loan balances for SBA and franchise non-real estate secured loans, partially offset by the provision for credit losses for commercial and industrial loans, which was primarily attributed to new originations and purchases of commercial and industrial loans. The reversal of provision for credit losses in the investor loans secured by real estate segment is largely attributed to the decline in loan balances for construction and land and SBA real estate secured loans. This was partially offset by provisions for credit losses for CRE non-owner occupied and multifamily loans, which was driven by economic forecast updates, partially offset by the impact of shorter duration. The provision for credit losses for retail loans was principally driven by a change in qualitative adjustments during the second quarter, as well as the purchase of jumbo single family residential loans with high credit quality during the first quarter. GAAP requires the Company to establish an ACL for purchased loans at the time of purchase.

The decrease in the ACL for loans held for investment during the three months ended June 30, 2024 of $8.5 million was reflective of $10.3 million in net charge-offs, partially offset by $1.8 million in provision for credit losses.

During the three months ended June 30, 2024, the provision for credit losses was principally driven by a $10.6 million provision for credit losses for investor loans secured by real estate. The provision for credit losses for loans in this segment was largely due to economic forecast updates on multifamily loans as well as the impact from the loan composition changes on construction and land loans, partially offset by improved asset quality for loans in this segment. The reversal of provision for credit losses for commercial loan totaled $8.6 million, and can be attributed largely to the declines in the balances of franchise non-real estate secured and C&I loans.

Charge-offs during the three months ended June 30, 2024 were largely due to $11.5 million in charge-offs related to the sale of a substandard multifamily loan and a substandard non-owner-occupied CRE loan during the second quarter of 2024.

The decrease in the ACL for loans held for investment during the six months ended June 30, 2024 of $8.7 million was reflective of $16.7 million in net charge-offs, partially offset by $8.0 million in provision for credit losses.

During the six months ended June 30, 2024, the provision for credit losses was largely attributed to the investor and business loans secured by real estate segments, partially offset by a reversal of provision for credit losses in the commercial loans segment. The provision for credit losses in the investor loans secured by real estate segment was attributed to economic forecast updates, with the largest impact on multifamily loans. The provision for credit losses in the business loans secured by real estate segment was attributed to the impact from changes in economic forecasts with the largest impact on CRE owner-occupied loans, partially offset by a decline in the loan balances in this segment, as well as favorable changes in asset quality. The reversal of provision for credit losses in the commercial loans segment was principally driven by a decline in the balance of those loans during the first six months of 2024.

Charge-offs during the six months ended June 30, 2024 were largely due to the charge-offs recorded during the second quarter of 2024, as well as $5.7 million in charge-offs associated with the sale of special mention and substandard CRE and franchise loans during the first quarter of 2024.

Allowance for Credit Losses for Off-Balance Sheet Commitments

The Company maintains an ACL for off-balance sheet commitments related to unfunded loans and lines of credit, which is included in other liabilities of the consolidated statements of financial condition. The following table summarizes the activities in the ACL for off-balance sheet commitments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning ACL balance	$17,763	$16,839	$17,906	$19,264
Provision for credit losses on off-balance sheet commitments	2,569	(505)	2,426	(2,930)
Ending ACL balance	$20,332	$16,334	$20,332	$16,334

The allowance for off-balance sheet commitments was $20.3 million at June 30, 2025 and $17.9 million at December 31, 2024. The provision for off-balance sheet commitments for the three and six months ended June 30, 2025 was largely attributable to an increase in the balance of unfunded loan commitments, partially offset by the impact of economic forecast updates.

The provision reversal for off-balance sheet commitments during the three months ended June 30, 2024 was largely attributable to slightly lower loss rates for C&I loans, partially offset by a slight increase in the balance of unfunded commitments during the quarter. The provision reversal for off-balance sheet commitments during the six months ended June 30, 2024 was attributed largely to overall lower levels of unfunded commitments during the period.

Note 7 – Goodwill and Other Intangible Assets

The Company had goodwill of $901.3 million at June 30, 2025 and December 31, 2024. The Company did not record any adjustments to goodwill during the three months ended June 30, 2025 and June 30, 2024.

The Company’s policy is to assess goodwill for impairment on an annual basis during the fourth quarter of each year, and more frequently if events or circumstances lead management to believe the value of goodwill may be impaired.

Other intangible assets with definite lives were $27.1 million at June 30, 2025, consisting of $25.5 million in core deposit intangibles and $1.6 million in customer relationship intangibles. At December 31, 2024, other intangibles assets were $32.2 million, consisting of $30.5 million in core deposit intangibles and $1.7 million in customer relationship intangibles. The following table summarizes the change in the balances of core deposit and customer relationship intangible assets, and the related accumulated amortization for the periods indicated below:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2024	2025	2024
Gross amount of intangible assets:
Beginning balance	$145,212	$145,212	$145,212	$145,212
Additions due to acquisitions	—	—	—	—
Ending balance	145,212	145,212	145,212	145,212
Accumulated amortization:
Beginning balance	(115,584)	(104,763)	(113,018)	(101,927)
Amortization	(2,501)	(2,763)	(5,067)	(5,599)
Ending balance	(118,085)	(107,526)	(118,085)	(107,526)
Net intangible assets	$27,127	$37,686	$27,127	$37,686

The Company amortizes core deposit intangibles and customer relationship intangibles based on the projected useful lives of the related deposits in the case of core deposit intangibles, and over the projected useful lives of the related client relationships in the case of customer relationship intangibles. The amortization periods typically range from six to eleven years. The estimated aggregate amortization expense related to our core deposit and customer relationship intangible assets for each of the next five years succeeding December 31, 2024, in order from the present, is $10.0 million, $8.9 million, $7.2 million, $4.0 million, and $1.5 million. The Company’s core deposit and customer relationship intangibles are evaluated annually for impairment or more frequently if events and circumstances lead management to believe their value may not be recoverable. The Company is unaware of any events and/or circumstances that would indicate the value of customer relationship intangible assets are impaired as of June 30, 2025.

Note 8 – Subordinated Debentures

As of June 30, 2025, the Company had one series of subordinated notes with a carrying value of $124.0 million and a weighted interest rate of 7.14%, compared to two series of subordinated notes with an aggregate carrying value of $272.4 million and a weighted interest rate of 6.30% at December 31, 2024. The decrease of $148.4 million was due to the early redemption of $150.0 million in subordinated notes due 2030 in the current quarter.

The following table summarizes our outstanding subordinated debentures as of the dates indicated:

				Carrying Value
(Dollars in thousands)	Stated Maturity	Current Interest Rate	Principal Balance	June 30, 2025	December 31, 2024
Subordinated notes
Subordinated notes due 2029, 4.875% per annum until May 15, 2024, 3-month term SOFR +2.762% thereafter	May 15, 2029	7.088%	125,000	124,023	123,896
Subordinated notes due 2030, 5.375% per annum until June 15, 2025, 3-month term SOFR +5.17% thereafter	June 15, 2030	—%	150,000	—	148,553
Total subordinated debentures			$275,000	$124,023	$272,449

In connection with the various issuances of subordinated notes, the Corporation obtained ratings from Kroll Bond Rating Agency (“KBRA”). KBRA assigned investment grade ratings of BBB+ and BBB for the Corporation’s senior unsecured debt and subordinated debt, respectively, and a deposit and senior unsecured debt rating of A- and subordinated debt of BBB+ for the Bank. The Corporation’s and Bank’s ratings were reaffirmed in April 2025 by KBRA.

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

The following tables set forth the Corporation’s earnings per share calculations for the periods indicated:

	Three Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024
Basic
Net income	$32,061	$41,905
Less: dividends and undistributed earnings allocated to participating securities	(650)	(786)
Net income allocated to common stockholders	$31,411	$41,119

Weighted average common shares outstanding	95,096,632	94,628,201
Basic earnings per common share	$0.33	$0.43

Diluted
Net income allocated to common stockholders	$31,411	$41,119

Weighted average common shares outstanding	95,096,632	94,628,201
Dilutive effect of share-based compensation	36,157	88,004
Weighted average diluted common shares	95,132,789	94,716,205
Diluted earnings per common share	$0.33	$0.43

	Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2025	June 30, 2024
Basic
Net income	$68,082	$88,930
Less: dividends and undistributed earnings allocated to participating securities	(1,302)	(1,570)
Net income allocated to common stockholders	$66,780	$87,360

Weighted average common shares outstanding	94,931,672	94,489,230
Basic earnings per common share	$0.70	$0.92

Diluted
Net income allocated to common stockholders	$66,780	$87,360

Weighted average common shares outstanding	94,931,672	94,489,230
Dilutive effect of share-based compensation	36,488	108,329
Weighted average diluted common shares	94,968,160	94,597,559
Diluted earnings per common share	$0.70	$0.92

Shares or stock options are excluded from the computations of diluted earnings per share when their inclusion have an anti-dilutive effect. The dilutive impact of these securities could be included in future computations of diluted earnings per share if the market price of the common stock increases. For the three and six months ended June 30, 2025 there were 8,604 and 34,133 weighted average common shares that were anti-dilutive, respectively. For the three and six months ended June 30, 2024, there were 44,647 and 25,924 weighted average common shares that were anti-dilutive, respectively.

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

The following fair value hierarchy table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis at the dates indicated:

	June 30, 2025
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$1,095,001	$—	$1,095,001
Agency	—	905	—	905
Corporate	—	372,815	—	372,815
Collateralized mortgage obligations	—	113,010	—	113,010
Total AFS investment securities	$—	$1,581,731	$—	$1,581,731
Equity securities	$836	$—	$—	$836
Derivative assets:
Foreign exchange contracts	$3	$—	$—	$3
Interest rate swaps (1)	—	3,939	—	3,939
Total derivative assets	$3	$3,939	$—	$3,942

Financial liabilities
Derivative liabilities:
Foreign exchange	$1	$—	$—	$1
Interest rate swaps	—	8,534	—	8,534
Total derivative liabilities	$1	$8,534	$—	$8,535

	December 31, 2024
	Fair Value Measurement Using			Total Fair Value
(Dollars in thousands)	Level 1	Level 2	Level 3
Financial assets
AFS investment securities:
U.S. Treasury	$—	$1,166,085	$—	$1,166,085
Agency	—	1,108	—	1,108
Corporate	—	392,258	—	392,258
Collateralized mortgage obligations	—	123,764	—	123,764
Total AFS investment securities	$—	$1,683,215	$—	$1,683,215
Equity securities	$784	$—	$—	$784
Derivative assets:
Foreign exchange contracts	$6	$—	$—	$6
Interest rate swaps (1)	—	5,638	—	5,638
Total derivative assets	$6	$5,638	$—	$5,644

Financial liabilities
Derivative liabilities:
Interest rate swaps	$—	$11,152	$—	$11,152
Total derivative liabilities	$—	$11,152	$—	$11,152
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

The fair value of individually evaluated collateral dependent loans were determined using Level 3 assumptions, and represents individually evaluated loans for which a specific reserve has been established or on which a write down has been taken. For real estate loans, generally, the Company obtains third party appraisals (or property valuations) and/or collateral audits in conjunction with internal analysis based on historical experience on its individually evaluated loans to determine fair value. In determining the net realizable value of the underlying collateral for individually evaluated loans, the Company then discounts the valuation to cover both market price fluctuations and selling costs, typically ranging from 7% to 10% of the collateral value, that the Company expects would be incurred in the event of foreclosure. In addition to the discounts taken, the Company’s calculation of net realizable value considered any other senior liens in place on the underlying collateral. For non-real estate loans, fair value of the loan’s collateral may be determined using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions, and management’s expertise and knowledge of the client and client’s business.

At June 30, 2025, the Company’s individually evaluated collateral dependent loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisals available to management. The Company completed partial charge-offs on certain individually evaluated loans based on recent real estate or property appraisals and recorded the related reserves where applicable during the six months ended June 30, 2025.

The following table presents our assets measured at fair value on a nonrecurring basis at the dates indicated.

(Dollars in thousands)	Fair Value Measurement Using			Total Fair Value
June 30, 2025	Level 1	Level 2	Level 3
Financial assets
Collateral dependent loans	$—	$—	$757	$757
Total assets	$—	$—	$757	$757

December 31, 2024
Financial assets
Collateral dependent loans	$—	$—	$13,563	$13,563
Total assets	$—	$—	$13,563	$13,563

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at the dates indicated.

				Range
(Dollars in thousands)	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Min	Max	Weighted Average
June 30, 2025
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

(Dollars in thousands)	Carrying Amount	Level 1	Level 2	Level 3	Estimated Fair Value
June 30, 2025
Assets
Cash and cash equivalents	$791,137	$791,137	$—	$—	$791,137
Interest-bearing time deposits with financial institutions	1,253	1,253	—	—	1,253
HTM investment securities	1,687,871	—	1,377,903	—	1,377,903
AFS investment securities	1,581,731	—	1,581,731	—	1,581,731
Equity securities	836	836	—	—	836
Loans held for sale	751	—	778	—	778
Loans held for investment, net	11,902,079	—	—	11,518,745	11,518,745
Derivative assets (1)	3,942	3	3,939	—	3,942
Accrued interest receivable	69,455	—	69,455	—	69,455
Liabilities
Deposit accounts	$14,497,373	$—	$14,504,834	$—	$14,504,834
Subordinated debentures	124,023	—	123,248	—	123,248
Derivative liabilities (1)	8,535	1	8,534	—	8,535
Accrued interest payable	8,332	—	8,332	—	8,332

December 31, 2024
Assets
Cash and cash equivalents	$609,330	$609,330	$—	$—	$609,330
Interest-bearing time deposits with financial institutions	1,246	1,246	—	—	1,246
HTM investment securities	1,711,804	—	1,428,077	—	1,428,077
AFS investment securities	1,683,215	—	1,683,215	—	1,683,215
Equity securities	784	784	—	—	784
Loans held for sale	2,315	—	2,425	—	2,425
Loans held for investment, net	12,039,741	—	—	11,575,603	11,575,603
Derivative assets (1)	5,644	6	5,638	—	5,644
Accrued interest receivable	67,953	—	67,953	—	67,953
Liabilities
Deposit accounts	$14,463,702	$—	$14,478,071	$—	$14,478,071
Subordinated debentures	272,449	—	267,258	—	267,258
Derivative liabilities (1)	11,152	—	11,152	—	11,152
Accrued interest payable	11,589	—	11,589	—	11,589
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

During 2024, as part of its interest rate risk management, the Company voluntarily discontinued portfolio layer method fair value hedges with an aggregate notional amount of $450.0 million associated with closed pools of fixed rate loans. When a portfolio layer method fair value hedge is discontinued, the hedged item is no longer adjusted for changes in the fair value of the hedged risk, also referred to as the basis adjustment. The basis adjustment, as of the date the fair value hedge is discontinued, is allocated on a proportionate basis to the remaining loans that previously comprised the closed pool. The basis adjustment is subsequently amortized or accreted into interest income using the interest method over the remaining lives of the individual loans. Cash flows on derivatives designated as hedging instruments are classified in the statement of cash flows the same as the cash flows of the assets being hedged. At June 30, 2025 and December 31, 2024, interest rate swaps with an aggregate notional amount of $300.0 million and $300.0 million, respectively, were designated as fair value hedges.

The following amounts were recorded on the consolidated statement of financial condition related to cumulative basis adjustment for fair value hedges as of the dates indicated:

Line Item in the Statement of Financial Position in Which the Hedged Item is Included	Carrying Amount of the Hedged Assets		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets(2)
(Dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Loans held for investment (1)	$289,400	$283,558	$(10,026)	$(15,815)
Total	$289,400	$283,558	$(10,026)	$(15,815)
______________________________
(1) These amounts were included in the amortized cost basis of closed portfolios of loans held for investment used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolios anticipated to be outstanding for the designated hedge period. At June 30, 2025 and December 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $930.4 million and $990.6 million, respectively, the cumulative basis adjustments associated with these hedging relationships was $(10.6) million and $(16.4) million, respectively, and the amounts of the designated hedged items were $300.0 million and $300.0 million, respectively.
(2) At June 30, 2025 and December 31, 2024, the balance included $574,000 and $628,000, respectively, hedging adjustment on discontinued hedging relationships.

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

The following tables summarize the Company's derivative instruments included in “other assets” and “other liabilities” in the consolidated statements of financial condition as of the dates indicated:

	June 30, 2025
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$11,212	$—	$—
Total derivative designated as hedging instruments	300,000	11,212	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	85	3	210	1
Interest rate swaps contracts	90,607	8,448	90,607	8,454
Total derivative not designated as hedging instruments	90,692	8,451	90,817	8,455
Total derivatives	$390,692	19,663	$90,817	8,455

Netting adjustments - cleared positions (1)		15,721		(80)
Total derivatives in the Statement of Financial Condition		$3,942		$8,535

	December 31, 2024
	Derivative Assets		Derivative Liabilities
(Dollars in thousands)	Notional	Fair Value	Notional	Fair Value
Derivative instruments designated as hedging instruments:
Fair value hedge - interest rate swap contracts	$300,000	$17,108	$—	$—
Total derivative designated as hedging instruments	300,000	17,108	—	—
Derivative instruments not designated as hedging instruments:
Foreign exchange contracts	361	6	—	—
Interest rate swaps contracts	93,732	11,047	93,732	11,052
Total derivative not designated as hedging instruments	94,093	11,053	93,732	11,052
Total derivatives	$394,093	$28,161	$93,732	$11,052

Netting adjustments - cleared positions (1)		22,517		(100)
Total derivatives in the Statement of Financial Condition		$5,644		$11,152
______________________________
(1) Netting adjustments represents the variation margin payments that are considered legal settlements of derivative exposure and applied to net the fair value of the respective derivative contracts in accordance with the applicable accounting guidance on the settle-to-market rule for cleared derivatives.

The following table presents the effect of fair value hedge accounting on the consolidated statements of income:

		Three Months Ended		Six Months Ended
(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative Instruments	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Gain (loss) on fair value hedging relationships:
Hedged items	Interest Income	$2,401	$4,123	$5,841	$1,350
Derivatives designated as hedging instruments	Interest Income	180	3,175	(697)	13,191
The following table summarizes the effect of the derivatives not designated as hedging instruments in the consolidated statements of income.

(Dollars in thousands)		Three Months Ended		Six Months Ended
Derivatives Not Designated as Hedging Instruments:	Location of Gain Recognized in Income on Derivative Instruments	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Foreign exchange contracts	Other income	$226	$207	$451	$352
Interest rate products	Other income	—	1	—	3
Total		$226	$208	$451	$355

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

Financial instruments that are eligible for offset in the consolidated statements of financial condition as of the periods indicated are presented below:

	Gross Amounts Recognized (1)	Gross Amounts Offset in the Consolidated Statements of Financial Condition	Net Amounts Presented in the Consolidated Statements of Financial Condition	Gross Amounts Not Offset in the Consolidated Statements of Financial Condition		Net Amount
(Dollars in thousands)				Financial Instruments (2)	Cash Collateral (3)
June 30, 2025
Derivative assets:
Interest rate swaps	$3,939	$—	$3,939	$—	$(3,300)	$639
Total	$3,939	$—	$3,939	$—	$(3,300)	$639

Derivative liabilities:
Interest rate swaps	$8,534	$—	$8,534	$—	$—	$8,534
Total	$8,534	$—	$8,534	$—	$—	$8,534

December 31, 2024
Derivative assets:
Interest rate swaps	$5,638	$—	$5,638	$—	$(4,230)	$1,408
Total	$5,638	$—	$5,638	$—	$(4,230)	$1,408

Derivative liabilities:
Interest rate swaps	$11,152	$—	$11,152	$—	$—	$11,152
Total	$11,152	$—	$11,152	$—	$—	$11,152
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

As of June 30, 2025 and December 31, 2024, the Company determined it was not the primary beneficiary of the VIEs and did not consolidate its interests in VIEs. The following table provides a summary of the carrying amount of assets and liabilities in the Company’s consolidated statements of financial condition and maximum exposure to loss as of June 30, 2025 and December 31, 2024 that relate to variable interests in non-consolidated VIEs.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Maximum Loss	Assets	Liabilities	Maximum Loss	Assets	Liabilities
Multifamily loan securitization:
Investment securities (1)	$32,866	$32,866	$—	$37,300	$37,300	$—
Reimbursement obligation (2)	33,814	—	274	37,354	—	274
Affordable housing partnership:
Other investments (3)	46,291	77,622	—	50,511	85,335	—
Unfunded equity commitments (2)	—	—	31,330	—	—	34,824
Total	$112,971	$110,488	$31,604	$125,165	$122,635	$35,098
______________________________
(1) Included in investment securities AFS on the consolidated statement of financial condition.
(2) Included in accrued expenses and other liabilities on the consolidated statement of financial condition.
(3) Included in other assets on the consolidated statement of financial condition.

Multifamily Loan Securitization

With respect to the securitization transaction with Freddie Mac discussed in Note 5 – Loans Held for Investment, the Company’s variable interests reside with the underlying Freddie Mac-issued guaranteed, structured pass-through certificates that were held as AFS investment securities at fair value as of June 30, 2025. Additionally, the Company has variable interests through a reimbursement agreement executed by Freddie Mac that obligates the Company to reimburse Freddie Mac for any defaulted contractual principal and interest payments identified after the ultimate resolution of the defaulted loans. Such reimbursement obligations are not to exceed 10% of the original principal amount of the loans comprising the securitization pool.

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

We believe that our maximum exposure to loss as a result of our involvement with the VIE associated with the securitization is the carrying value of the investment securities issued by Freddie Mac and purchased by the Company. Additionally, our maximum exposure to loss under the reimbursement agreement executed with Freddie Mac is 10% of the original principal amount of the loans comprising the securitization pool, or $50.9 million. As the total outstanding principal amount of the underlying loans decreased below the aforementioned reimbursement threshold, the maximum exposure declined to the total outstanding principal amount of the underlying loans of $33.8 million at June 30, 2025 and $37.4 million at December 31, 2024. Based upon our analysis of quantitative and qualitative data over the underlying loans included in the securitization pool, as of June 30, 2025 and December 31, 2024, our reserve for estimated losses with respect to the reimbursement obligation was $274,000.

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

The Company’s maximum exposure to loss, exclusive of any potential realization of tax credits, is equal to the commitments invested, adjusted for amortization. The amount of unfunded commitments was included in the investments recognized as assets with a corresponding liability. The preceding table summarizes the amount of tax credit investments held as assets, the amount of unfunded commitments recognized as liabilities, and the maximum exposure to loss as of June 30, 2025 and December 31, 2024, respectively. See Note 14 – Tax Equity Investments for additional information on equity investments that generate LIHTC and other income tax benefits for the Company.

Note 14 – Tax Equity Investments

The Company makes investments in the equity of certain limited partnerships or limited liability companies that typically qualify for credit under the Community Reinvestment Act. Certain of these equity investments are associated with affordable housing projects that generate LIHTC and other income tax benefits for the Company.

The Company typically accounts for tax equity investments using the proportional amortization method, if certain criteria are met. The election to account for tax equity investments using the proportional amortization method is done so on a tax credit program-by-tax credit program basis. Under the proportional amortization method, the Company amortizes the initial cost of the investment, which is inclusive of any commitments to make future equity contributions, in proportion to the income tax credits and other income tax benefits that are allocated to the Company over the period of the investment. The net benefits of these investments, which are comprised of income tax credits and operating loss income tax benefits, net of investment amortization, are recognized in the income statement as a component of income tax expense. At June 30, 2025 and December 31, 2024, the carrying value of these investments was $77.6 million and $85.3 million, respectively, and are included in other assets in the consolidated statements of financial position.

As of June 30, 2025, the Company’s unfunded commitments associated with tax equity investments, which are comprised of investments in affordable housing partnerships, were estimated to be paid as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2025	$14,481
2026	12,192
2027	1,045
2028	653
2029	301
Thereafter	2,658
Total unfunded commitments	$31,330

The following table presents income tax credits and other income tax benefits, as well as amortization expense, associated with investments in qualified affordable housing partnerships where the proportional amortization method of accounting has been applied for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2024	2025	2024
Tax credit and other tax benefits recognized (1)	$4,727	$4,217	$9,453	$8,434
Amortization of investments (1)	3,856	3,475	$7,713	$6,950
______________________________
(1) Amounts for income tax credits and other income tax benefits, as well as amortization of investments, are included in income tax expense in the consolidated statements of income, and net change in accrued interest receivable and other assets on the consolidated statements of cash flows, for the periods presented above.

There was no non-income-tax-related activity associated with tax equity investments recorded outside of income tax expense for the three and six months ended June 30, 2025. During the three and six months ended June 30, 2024, non-income-tax-related income of $371,000 associated with a tax equity investment was included in other income in the consolidated statements of income as well as net change in accrued interest receivable and other assets on the consolidated statements of cash flows. There were no impairment losses recorded on tax equity investments during the three and six months ended June 30, 2025 and 2024.

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

Note 16 – Subsequent Events

Quarterly Cash Dividend

On July 23, 2025, the Corporation’s Board of Directors declared a cash dividend of $0.33 per share, payable on August 15, 2025 to stockholders of record as of August 5, 2025.

Redemption of Subordinated Notes

On July 14, 2025, the Company’s Board of Directors approved the early redemption of $125.0 million in subordinated notes due 2029 on August 15, 2025.

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
•The possibility that the Company’s pending merger with Columbia Banking System, Inc., a Washington corporation (“Columbia”) does not close when expected or at all because required regulatory or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all;
•The possibility that the anticipated benefits and cost savings from the merger with Columbia may not be fully realized or may take longer to realize than expected;
•Disruptions to the Company’s business as a result of the announcement and pendency of the merger with Columbia;
•The possibility that the merger with Columbia may be more expensive to complete than anticipated, including as a result of unexpected factors or events; and
•Our ability to manage the risks involved in the foregoing.

If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this Quarterly Report on Form 10-Q and other reports and registration statements filed by us with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking information and statements to reflect actual results or changes in the factors affecting the forward-looking information and statements. For information on the factors that could cause actual results to differ from the expectations stated in the forward-looking statements, see “Risk Factors” under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and quarterly report on Form 10-Q for the quarter ended March 31, 2025, and other reports as filed with the SEC.

Forward-looking information and statements should not be viewed as predictions, and should not be the primary basis upon which investors evaluate us. Any investor in our common stock should consider all risks and uncertainties disclosed in our filings with the SEC, all of which are accessible on the SEC’s website at http://www.sec.gov.

GENERAL

Management’s discussion and analysis of financial condition and results of operations is intended to provide a better understanding of the significant changes in trends relating to the Company’s financial condition, results of operations, liquidity, and capital resources. This discussion should be read in conjunction with our 2024 Form 10-K, plus the unaudited consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the year ending December 31, 2025.

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

Our corporate headquarters is located in Irvine, California. At June 30, 2025, we primarily conducted business throughout the Western Region of the United States from our 58 full-service depository branches located in Arizona, California, Nevada, Oregon, and Washington.

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

PENDING MERGER WITH COLUMBIA

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

The Company and Columbia received all required stockholder and shareholder approvals, as applicable, related to the Merger, which is anticipated to close during the second half of 2025, subject to customary closing conditions, including the receipt of regulatory approval.

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

For periods presented below, adjusted return on average assets (“ROAA”) is a non-GAAP financial measure derived from GAAP based amounts. We calculate this figure by excluding merger-related expense, the FDIC special assessment, and the related tax impact from net income. Management believes that the exclusion of such nonrecurring items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison of financial performance.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
Net income	$32,061	$36,021	$41,905	$68,082	$88,930
Add: FDIC special assessment	(25)	25	(161)	—	362
Add: merger-related expense	6,712	—	—	6,712	—
Less: tax adjustment (1)	1,884	7	(45)	1,891	103
Adjusted net income for average assets	$36,864	$36,039	$41,789	$72,903	$89,189

Average assets	$18,018,457	$18,086,988	$18,595,683	$18,052,533	$18,815,040

ROAA (annualized)	0.71%	0.80%	0.90%	0.75%	0.95%
Adjusted ROAA (annualized)	0.82%	0.80%	0.90%	0.81%	0.95%
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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
Net income	$32,061	$36,021	$41,905	$68,082	$88,930
Add: amortization of intangible assets expense	2,501	2,566	2,763	5,067	5,599
Less: tax adjustment (1)	705	723	781	1,428	1,582
Net income for average tangible common equity	33,857	37,864	43,887	71,721	92,947
Add: FDIC special assessment	(25)	25	(161)	—	362
Add: merger-related expense	6,712	—	—	6,712	—
Less: tax adjustment (1)	1,884	7	(45)	1,891	103
Adjusted net income for average tangible common equity	$38,660	$37,882	$43,771	$76,542	$93,206

Average stockholders’ equity	$2,964,049	$2,956,846	$2,908,015	$2,960,468	$2,901,982
Less: average intangible assets	28,613	31,168	39,338	29,884	40,736
Less: average goodwill	901,312	901,312	901,312	901,312	901,312
Average tangible common equity	$2,034,124	$2,024,366	$1,967,365	$2,029,272	$1,959,934

ROAE (annualized)	4.33%	4.87%	5.76%	4.60%	6.13%
Adjusted ROAE (annualized)	4.97%	4.88%	5.75%	4.93%	6.15%
ROATCE (annualized)	6.66%	7.48%	8.92%	7.07%	9.48%
Adjusted ROATCE (annualized)	7.60%	7.49%	8.90%	7.54%	9.51%
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

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Total stockholders’ equity	$2,975,418	$2,955,743
Less: intangible assets	928,439	933,506
Tangible common equity	$2,046,979	$2,022,237

Total assets	$17,783,172	$17,903,585
Less: intangible assets	928,439	933,506
Tangible assets	$16,854,733	$16,970,079

Tangible common equity ratio	12.14%	11.92%

Common shares issued and outstanding	97,019,910	96,441,667

Book value per share	$30.67	$30.65
Less: intangible book value per share	9.57	9.68
Tangible book value per share	$21.10	$20.97

Efficiency ratio is a non-GAAP financial measure derived from GAAP-based amounts. This figure represents the ratio of noninterest expense, less amortization of intangible assets, merger-related expense, and other real estate owned operations, where applicable, to the sum of net interest income before provision for credit losses and total noninterest income less net loss from other real estate owned and net (loss) gain from debt extinguishment. The adjusted efficiency ratio further excludes the FDIC special assessment to provide a better comparison to the financial results of prior periods. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
Total noninterest expense	$104,376	$100,292	$97,567	$204,668	$200,200
Less: amortization of intangible assets	2,501	2,566	2,763	5,067	5,599
Less: merger-related expense	6,712	—	—	6,712	—
Less: other real estate owned operations, net	—	—	—	—	46
Adjusted noninterest expense	95,163	97,726	94,804	192,889	194,555
Less: FDIC special assessment	(25)	25	(161)	—	362
Adjusted noninterest expense excluding FDIC special assessment	$95,188	$97,701	$94,965	$192,889	$194,193

Net interest income before provision for credit losses	$126,755	$123,367	$136,394	$250,122	$281,521
Add: total noninterest income	17,565	21,465	18,222	39,030	43,996
Less: net loss from other real estate owned	—	—	(28)	—	(28)
Less: net (loss) gain from debt extinguishment	(1,315)	—	—	(1,315)	5,067
Adjusted revenue	$145,635	$144,832	$154,644	$290,467	$320,478

Efficiency ratio	65.3%	67.5%	61.3%	66.4%	60.7%
Adjusted efficiency ratio excluding FDIC special assessment	65.4%	67.5%	61.4%	66.4%	60.6%

Pre-provision net revenue is a non-GAAP financial measure derived from GAAP-based amounts. We calculate the pre-provision net revenue by excluding income tax, provision for credit losses, and merger-related expense from net income. The adjusted pre-provision net income further excludes the FDIC special assessment to provide a better comparison of financial performance. Management believes that the exclusion of such items from this financial measure provides useful information to gain an understanding of the operating results of our core business and a better comparison to the financial results of prior periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
Interest income	$189,181	$187,335	$208,054	$376,516	$421,485
Interest expense	62,426	63,968	71,660	126,394	139,964
Net interest income	126,755	123,367	136,394	250,122	281,521
Noninterest income	17,565	21,465	18,222	39,030	43,996
Revenue	144,320	144,832	154,616	289,152	325,517
Noninterest expense	104,376	100,292	97,567	204,668	200,200
Add: merger-related expense	6,712	—	—	6,712	—
Pre-provision net revenue	46,656	44,540	57,049	91,196	125,317
Add: FDIC special assessment	(25)	25	(161)	—	362
Adjusted pre-provision net revenue	$46,631	$44,565	$56,888	$91,196	$125,679

Pre-provision net revenue (annualized)	$186,624	$178,160	$228,196	$182,392	$250,634
Adjusted pre-provision net revenue (annualized)	$186,524	$178,260	$227,552	$182,392	$251,358

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

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2025	2024
Total deposits interest expense	$58,376	$59,573	$64,229	$117,949	$123,735
Less: certificates of deposit interest expense	16,950	18,512	21,115	35,462	40,190
Less: brokered certificates of deposit interest expense	3,620	3,789	6,506	7,409	13,175
Non-maturity deposit expense	$37,806	$37,272	$36,608	$75,078	$70,370

Total average deposits	$14,610,202	$14,635,422	$14,941,573	$14,622,742	$14,998,661
Less: average certificates of deposit	1,747,641	1,780,043	1,830,516	1,763,752	1,779,122
Less: average brokered certificates of deposit	283,812	300,424	542,699	292,072	555,786
Average non-maturity deposits	$12,578,749	$12,554,955	$12,568,358	$12,566,918	$12,663,753

Cost of non-maturity deposits	1.21%	1.20%	1.17%	1.20%	1.12%

RESULTS OF OPERATIONS

The following table presents the components of results of operations, share data, and performance ratios for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(Dollar in thousands, except per share data)	2025	2025	2024	2025	2024
Operating data
Interest income	$189,181	$187,335	$208,054	$376,516	$421,485
Interest expense	62,426	63,968	71,660	126,394	139,964
Net interest income	126,755	123,367	136,394	250,122	281,521
Provision for credit losses	(2,078)	(3,718)	1,265	(5,796)	5,117
Net interest income after provision for credit losses	128,833	127,085	135,129	255,918	276,404
Net gain from sales of loans	23	90	65	113	65
Other noninterest income	17,542	21,375	18,157	38,917	43,931
Noninterest expense	104,376	100,292	97,567	204,668	200,200
Net income before income taxes	42,022	48,258	55,784	90,280	120,200
Income tax expense	9,961	12,237	13,879	22,198	31,270
Net income	$32,061	$36,021	$41,905	$68,082	$88,930
Pre-provision net revenue (1)	$46,656	$44,540	$57,049	$91,196	$125,317
Share data
Earnings per share:
Basic	$0.33	$0.37	$0.43	$0.70	$0.92
Diluted	0.33	0.37	0.43	0.70	0.92
Common equity dividends declared per share	0.33	0.33	0.33	0.66	0.66
Dividend payout ratio (2)	99.91%	88.41%	75.94%	93.82%	71.39%
Book value per share (basic)	$30.67	$30.57	$30.32	$30.67	$30.32
Tangible book value per share (1)	21.10	20.98	20.58	21.10	20.58
Performance ratios
ROAA (3)	0.71%	0.80%	0.90%	0.75%	0.95%
Adjusted ROAA (1)(3)	0.82	0.80	0.90	0.81	0.95
ROAE (3)	4.33	4.87	5.76	4.60	6.13
Adjusted ROAE (1)(3)	4.97	4.88	5.75	4.93	6.15
ROATCE (1)(3)	6.66	7.48	8.92	7.07	9.48
Adjusted ROATCE (1)(3)	7.60	7.49	8.90	7.54	9.51
Net interest margin	3.12	3.06	3.26	3.09	3.32
Cost of deposits	1.60	1.65	1.73	1.63	1.66
Average equity to average assets	16.45	16.35	15.64	16.40	15.42
Efficiency ratio (1)	65.3	67.5	61.3	66.4	60.7
Adjusted efficiency ratio (1)	65.4	67.5	61.4	66.4	60.6
______________________________
(1) Reconciliations of the non-GAAP measures are set forth in the Non-GAAP measures section of Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
(2) Dividend payout ratio is defined as common equity dividends declared per share divided by basic earnings per share.
(3) Ratio is annualized.

Net income for the second quarter of 2025 was $32.1 million, or $0.33 per diluted share, compared to $36.0 million, or $0.37 per diluted share, for the first quarter of 2025. The decrease was primarily due to a $4.1 million increase in noninterest expense, driven by merger-related expense of $6.7 million for the second quarter of 2025 relating to the pending merger with Columbia, a $3.9 million decrease in noninterest income, and a $1.6 million decrease in reversal of provision for credit losses, partially offset by a $3.4 million increase in net interest income and a $2.3 million decrease in income tax expense.

Net income for the second quarter of 2025 was $32.1 million, or $0.33 per diluted share, compared to $41.9 million, or $0.43 per diluted share, for the second quarter of 2024. The decrease was primarily due to a $9.6 million decrease in net interest income, a $6.8 million increase in noninterest expense, driven by merger-related expense of $6.7 million, and a $657,000 decrease in noninterest income, partially offset by a $3.9 million decrease in income tax expense and a $3.3 million decrease in the provision for credit losses.

For the second quarter of 2025, the Company’s ROAA was 0.71%, ROAE was 4.33%, and ROATCE was 6.66%, compared to 0.80%, 4.87%, and 7.48%, respectively, for the first quarter of 2025, and 0.90%, 5.76%, and 8.92%, respectively, for the second quarter of 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2025, the Company recorded net income of $68.1 million, or $0.70 per diluted share. This compares with net income of $88.9 million, or $0.92 per diluted share, for the six months ended June 30, 2024. The decrease in net income of $20.8 million was mostly due to the $31.4 million decrease in net interest income, a $5.0 million decrease in noninterest income, and a $4.5 million increase in noninterest expense, driven by merger-related expense of $6.7 million, partially offset by a $10.9 million decrease in provision for credit losses, and a $9.1 million decrease in income tax expense.

For the six months ended June 30, 2025, the Company’s ROAA was 0.75%, ROAE was 4.60%, and ROATCE was 7.07%, compared to 0.95%, 6.13%, and 9.48%, respectively, for the six months ended June 30, 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net interest income totaled $126.8 million in the second quarter of 2025, an increase of $3.4 million, or 2.7%, from the first quarter of 2025. The increase in net interest income was primarily attributable to a lower cost of funds, lower average interest-bearing liabilities balances, and higher average loan yields, partially offset by lower average interest-earning assets balances.

The net interest margin for the second quarter of 2025 increased 6 basis points to 3.12%, from 3.06% in the prior quarter. The increase was primarily due to a lower cost of funds as well as increased average loan yields.

Net interest income for the second quarter of 2025 decreased $9.6 million, or 7.1%, compared to the second quarter of 2024. The decrease was attributable to lower average interest-earning asset balances and yields, partially offset by lower average interest-bearing liabilities balances and a lower cost of funds.

For the first six months ended 2025, net interest income decreased $31.4 million, or 11.2%, compared to the first six months ended 2024. The decrease was driven by lower average interest-earning asset balances and yields, partially offset by lower average interest-bearing liabilities.

The following table presents the net interest margin, average balances calculated based on daily average, interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities, and the average yield/rate by asset and liability component for the periods indicated:

	Average Balance Sheet
	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$815,636	$7,649	3.76%	$882,266	$8,279	3.81%	$1,134,736	$13,666	4.84%
Investment securities	3,552,016	31,113	3.50%	3,483,680	30,526	3.51%	2,964,909	26,841	3.62%
Loans receivable, net (1)(2)	11,923,558	150,419	5.06%	11,981,726	148,530	5.03%	12,724,545	167,547	5.30%
Total interest-earning assets	16,291,210	189,181	4.66%	16,347,672	187,335	4.65%	16,824,190	208,054	4.97%
Noninterest-earning assets	1,727,247			1,739,316			1,771,493
Total assets	$18,018,457			$18,086,988			$18,595,683
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,864,330	$10,611	1.49%	$2,880,017	$10,669	1.50%	$2,747,972	$10,177	1.49%
Money market	4,728,738	26,983	2.29%	4,705,209	26,358	2.27%	4,724,572	26,207	2.23%
Savings	251,700	212	0.34%	258,789	245	0.38%	271,812	224	0.33%
Retail certificates of deposit	1,747,641	16,950	3.89%	1,780,043	18,512	4.22%	1,830,516	21,115	4.64%
Wholesale/brokered certificates of deposit	283,812	3,620	5.12%	300,424	3,789	5.11%	542,699	6,506	4.82%
Total interest-bearing deposits	9,876,221	58,376	2.37%	9,924,482	59,573	2.43%	10,117,571	64,229	2.55%
FHLB advances and other borrowings	154	2	5.21%	211	2	3.84%	200,154	2,330	4.68%
Subordinated debentures	248,151	4,048	6.48%	272,528	4,393	6.45%	332,097	5,101	6.14%
Total borrowings	248,305	4,050	6.48%	272,739	4,395	6.44%	532,251	7,431	5.59%
Total interest-bearing liabilities	10,124,526	62,426	2.47%	10,197,221	63,968	2.54%	10,649,822	71,660	2.71%
Noninterest-bearing deposits	4,733,981			4,710,940			4,824,002
Other liabilities	195,901			221,981			213,844
Total liabilities	15,054,408			15,130,142			15,687,668
Stockholders’ equity	2,964,049			2,956,846			2,908,015
Total liabilities and equity	$18,018,457			$18,086,988			$18,595,683
Net interest income		$126,755			$123,367			$136,394

Net interest margin (3)			3.12%			3.06%			3.26%
Cost of deposits (4)			1.60%			1.65%			1.73%
Cost of funds (5)			1.69%			1.74%			1.86%
Cost of non-maturity deposits (6)			1.21%			1.20%			1.17%
Ratio of interest-earning assets to interest-bearing liabilities			160.91%			160.31%			157.98%
______________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes fair value net discount accretion of $1.8 million, $1.9 million, and $2.3 million for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively.
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

	Average Balance Sheet
	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets
Interest-earning assets:
Cash and cash equivalents	$848,767	$15,928	3.78%	$1,137,822	$27,304	4.83%
Investment securities	3,518,037	61,639	3.50%	2,956,540	53,659	3.63%
Loans receivable, net (1)(2)	11,952,481	298,949	5.04%	12,936,791	340,522	5.29%
Total interest-earning assets	16,319,285	376,516	4.65%	17,031,153	421,485	4.98%
Noninterest-earning assets	1,733,248			1,783,887
Total assets	$18,052,533			$18,815,040
Liabilities and equity
Interest-bearing deposits:
Interest checking	$2,872,130	$21,280	1.49%	$2,793,152	$20,080	1.45%
Money market	4,717,039	53,341	2.28%	4,680,357	49,839	2.14%
Savings	255,225	457	0.36%	279,774	451	0.32%
Retail certificates of deposit	1,763,752	35,462	4.05%	1,779,122	40,190	4.54%
Wholesale/brokered certificates of deposit	292,072	7,409	5.12%	555,786	13,175	4.77%
Total interest-bearing deposits	9,900,218	117,949	2.40%	10,088,191	123,735	2.47%
FHLB advances and other borrowings	182	4	4.43%	359,516	6,567	3.67%
Subordinated debentures	260,272	8,441	6.47%	332,015	9,662	5.82%
Total borrowings	260,454	8,445	6.47%	691,531	16,229	4.70%
Total interest-bearing liabilities	10,160,672	126,394	2.51%	10,779,722	139,964	2.61%
Noninterest-bearing deposits	4,722,524			4,910,470
Other liabilities	208,869			222,866
Total liabilities	15,092,065			15,913,058
Stockholders’ equity	2,960,468			2,901,982
Total liabilities and equity	$18,052,533			$18,815,040
Net interest income		$250,122			$281,521

Net interest margin (3)			3.09%			3.32%
Cost of deposits (4)			1.63%			1.66%
Cost of funds (5)			1.71%			1.79%
Cost of non-maturity deposits (6)			1.20%			1.12%
Ratio of interest-earning assets to interest-bearing liabilities			160.61%			157.99%
_____________________________
(1) Average balance includes loans held for sale and nonperforming loans and is net of deferred loan origination fees/costs and discounts/premiums, and the basis adjustment of certain loans included in fair value hedging relationships, where applicable.
(2) Interest income includes fair value net discount accretion of $3.7 million and $4.4 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
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

	Three Months Ended June 30, 2025
	Compared to
	Three Months Ended March 31, 2025
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(544)	$(86)	$(630)
Investment securities	598	(11)	587
Loans receivable, net	(5,628)	7,517	1,889
Total interest-earning assets	(5,574)	7,420	1,846
Interest-bearing liabilities
Interest checking	(20)	(38)	(58)
Money market	251	374	625
Savings	(6)	(27)	(33)
Retail certificates of deposit	(297)	(1,265)	(1,562)
Wholesale/brokered certificates of deposit	(170)	1	(169)
FHLB advances and other borrowings	(2)	2	—
Subordinated debentures	(369)	24	(345)
Total interest-bearing liabilities	(613)	(929)	(1,542)
(Decrease) increase in net interest income	$(4,961)	$8,349	$3,388

	Three Months Ended June 30, 2025
	Compared to
	Three Months Ended June 30, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(3,348)	$(2,669)	$(6,017)
Investment securities	5,109	(837)	4,272
Loans receivable, net	(10,028)	(7,100)	(17,128)
Total interest-earning assets	(8,267)	(10,606)	(18,873)
Interest-bearing liabilities
Interest checking	461	(27)	434
Money market	25	751	776
Savings	(16)	4	(12)
Retail certificates of deposit	(912)	(3,253)	(4,165)
Wholesale/brokered certificates of deposit	(3,310)	424	(2,886)
FHLB advances and other borrowings	(2,624)	296	(2,328)
Subordinated debentures	(1,349)	296	(1,053)
Total interest-bearing liabilities	(7,725)	(1,509)	(9,234)
Decrease in net interest income	$(542)	$(9,097)	$(9,639)

	Six Months Ended June 30, 2025
	Compared to
	Six Months Ended June 30, 2024
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net
Interest-earning assets
Cash and cash equivalents	$(6,152)	$(5,224)	$(11,376)
Investment securities	9,760	(1,780)	7,980
Loans receivable, net	(25,666)	(15,907)	(41,573)
Total interest-earning assets	(22,058)	(22,911)	(44,969)
Interest-bearing liabilities
Interest checking	549	651	1,200
Money market	377	3,125	3,502
Savings	(19)	25	6
Retail certificates of deposit	(351)	(4,377)	(4,728)
Wholesale/brokered certificates of deposit	(6,815)	1,049	(5,766)
FHLB advances and other borrowings	(8,272)	1,709	(6,563)
Subordinated debentures	(2,191)	970	(1,221)
Total interest-bearing liabilities	(16,722)	3,152	(13,570)
Increase (decrease) in net interest income	$(5,336)	$(26,063)	$(31,399)

Provision for Credit Losses

For the second quarter of 2025, the Company recorded a total reversal of provision for credit losses of $2.1 million, consisting of a $4.7 million reversal of provision expense for loans held for investment, a $2.6 million provision expense for unfunded commitments, and a $6,000 provision expense for HTM securities. During the first quarter of 2025, the Company recorded a $3.7 million reversal of provision expense for credit losses, consisting of a $3.6 million reversal of provision expense for loans held for investment, a $143,000 reversal of provision expense for unfunded commitments, and a $13,000 reversal of provision expense for HTM securities. For the second quarter of 2024, the Company recorded a total provision for credit losses of $1.3 million, consisting of a $1.8 million provision for credit losses for loans held for investment, a $505,000 reversal of provision expense for unfunded commitments, and a $14,000 provision expense for credit losses for HTM securities.

The reversal of provision for credit losses for loans held for investment in the second quarter of 2025 was principally driven by provision reversals in the business loans secured by real estate and commercial loans segments, partially offset by provisions for credit losses in the investor loans secured by real estate and retail loans segments. The reversal of provision for credit losses in the business loans secured by real estate segment was principally driven by the impact of shorter duration as well as a decrease in loan balances. The reversal of provision for credit losses for loans in the commercial loans segment was largely attributed to shorter duration, economic forecast updates, as well as a decline in loan balances for SBA and franchise non-real estate secured loans. The provision for credit losses for the investor loans secured by real estate segment is largely attributed to a provision for multifamily loans, which was driven by economic forecast updates, partially offset by the impact of shorter duration. The provision for multifamily loans was partially offset by provision reversals for construction and land loans as well as SBA loans secured by real estate, which were driven by slightly lower loss rates for construction and land loans, and a change in qualitative adjustments during the period for SBA loans secured by real estate. The provision for credit losses for retail loans can be attributed in large part to the change in qualitative adjustments for single family residential loans during the period.

The provision for off-balance sheet commitments during the second quarter of 2025 was largely attributable to an increase in the balance of unfunded loan commitments, partially offset by the impact of economic forecast updates. The provision for HTM investment securities during the period was due to changes in economic forecasts and their impact on HTM securities classified as municipal bonds.

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

The reversal of provision for credit losses for off-balance sheet commitments during the first quarter of 2025 was largely attributable to the impact of changes in economic forecasts, partially offset by changes in the mix of unfunded commitments between various loan segments. The reversal of provision for credit losses for HTM securities classified as municipal bonds during the first quarter of 2025 was due to economic forecast updates.

During the second quarter of 2024 the provision for credit losses for loans held for investment was principally driven by a $10.6 million provision for credit losses for investor loans secured by real estate. The provision for credit losses for loans in this segment was largely due to economic forecast updates and the impact on multifamily loans as well as the impact from the loan composition changes on construction and land loans, partially offset by improved asset quality for loans in this segment. The reversal of provision for credit losses for commercial loan totaled $8.6 million, and can be attributed largely to the declines in the balances of franchise non-real estate secured and C&I loans.

The reversal of provision for credit losses for off-balance sheet commitments during the second quarter of 2024 was attributable, in large part, to slightly lower loss rates for C&I loans, partially offset by a slight increase in unfunded commitments. The provision expense for HTM investment securities classified as municipal bonds was due to economic forecast updates.

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2025		June 30, 2024
(Dollars in thousands)	2025	2025	2024	$	%	$	%
Provision for credit losses
Provision for loan losses	$(4,653)	$(3,562)	$1,756	$(1,091)	30.6%	$(6,409)	(365.0)%
Provision for unfunded commitments	2,569	(143)	(505)	2,712	(1,896.5)%	3,074	(608.7)%
Provision for HTM securities	6	(13)	14	19	(146.2)%	(8)	(57.1)%
Total provision for credit losses	$(2,078)	$(3,718)	$1,265	$1,640	(44.1)%	$(3,343)	(264.3)%

For the first six months of 2025, the Company recorded a $5.8 million provision reversal for credit losses, compared to a $5.1 million provision expense recorded for the first six months of 2024. The provision reversal for the first six months of 2025 was attributed to a provision reversal for loans held for investment, partially offset by a provision for credit losses for off-balance sheet commitments and HTM investment securities. The provision for credit losses for the first six months of 2024 was driven principally by provisions for loans held for investment and HTM investment securities, partially offset by a provision reversal for off-balance sheet commitments during the period.

During the first six months of 2025, the reversal of provision for credit losses for loans held for investment was principally driven by provision reversals in the business and investor loans secured by real estate and the commercial loans segments. The provision reversals in these segments were partially offset by a provision for credit losses in the retail loans segment. The reversal of provision for credit losses in the business loans secured by real estate segment is largely attributed to the impact of shorter duration as well as a decline in loan balances in that segment. The reversal of provision for credit losses in the commercial loans segment can be attributed to the impact of shorter duration, as well as a decline in loan balances for SBA and franchise non-real estate secured loans, partially offset by the provision for credit losses for commercial and industrial loans, which was primarily attributed to new originations and purchases of commercial and industrial loans. The reversal of provision for credit losses in the investor loans secured by real estate segment is largely attributed to the decline in loan balances for construction and land and SBA real estate secured loans. This was partially offset by provisions for credit losses for CRE non-owner occupied and multifamily loans, which was driven by changes in economic forecasts and the impact on those loans, partially offset by the impact of shorter duration. The provision for credit losses for retail loans was principally driven by a change in qualitative adjustments during the second quarter, as well as the purchase of jumbo single family residential loans with high credit quality during the first quarter. GAAP requires the Company to establish an ACL for purchased loans at the time of purchase.

The provision for off-balance sheet commitments during the first six months of 2025 was largely attributable to an increase in the balance of unfunded loan commitments, partially offset by the impact of economic forecast updates. The reversal of provision for credit losses on HTM investment securities classified as municipal bonds was due to economic forecast updates.

During the first six months of 2024, the provision for credit losses for loans held for investment was largely attributable to the investor and business loans secured by real estate segments, partially offset by a reversal of provision for credit losses in the commercial loans segment. The provision for credit losses in the investor loans secured by real estate segment was attributed to changes in economic forecasts and the associated impact on loans in this segment, with the largest impact on multifamily loans. The provision for credit losses for loans in this segment was partially offset by improved asset quality and the impact of duration for construction loans. The provision for credit losses in the business loans secured by real estate segment was attributed to the impact from changes in economic forecasts, partially offset by a decline in the balances for those loans, as well as favorable changes in asset quality. The reversal of provision for credit losses in the commercial loans segment was principally driven by a decline in the balance of those loans during the first six months of 2024.

The provision reversal for off-balance sheet commitments during the first six months of 2024 was attributable largely to overall lower levels of unfunded commitments during the period. The provision for HTM investment securities classified as municipal bonds was attributed to economic forecast updates.

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2024
(Dollars in thousands)	2025	2024	$	%
Provision for credit losses
Provision for loans losses	$(8,215)	$8,044	$(16,259)	(202.1)%
Provision for unfunded commitments	2,426	(2,930)	5,356	(182.8)%
Provision for held-to-maturity securities	(7)	$3	$(10)	(333.3)%
Total provision for credit losses	$(5,796)	$5,117	$(10,913)	(213.3)%

Noninterest Income

The following table presents the components of noninterest income for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2025		June 30, 2024
(Dollars in thousands)	2025	2025	2024	$	%	$	%
Noninterest income
Loan servicing income	$472	$447	$510	$25	5.6%	$(38)	(7.5)%
Service charges on deposit accounts	2,578	2,629	2,710	(51)	(1.9)%	(132)	(4.9)%
Other service fee income	283	289	309	(6)	(2.1)%	(26)	(8.4)%
Debit card interchange fee income	935	834	925	101	12.1%	10	1.1%
Earnings on bank owned life insurance	4,341	5,772	4,218	(1,431)	(24.8)%	123	2.9%
Net gain from sales of loans	23	90	65	(67)	(74.4)%	(42)	(64.6)%
Trust custodial account fees	8,815	10,307	8,950	(1,492)	(14.5)%	(135)	(1.5)%
Escrow and exchange fees	774	672	702	102	15.2%	72	10.3%
Other (loss) income	(656)	425	(167)	(1,081)	(254.4)%	(489)	292.8%
Total noninterest income	$17,565	$21,465	$18,222	$(3,900)	(18.2)%	$(657)	(3.6)%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2024
(Dollars in thousands)	2025	2024	$	%
Noninterest income
Loan servicing income	$919	$1,039	$(120)	(11.5)%
Service charges on deposit accounts	5,207	5,398	(191)	(3.5)%
Other service fee income	572	645	(73)	(11.3)%
Debit card interchange fee income	1,769	1,690	79	4.7%
Earnings on bank owned life insurance	10,113	8,377	1,736	20.7%
Net gain from sales of loans	113	65	48	73.8%
Trust custodial account fees	19,122	19,592	(470)	(2.4)%
Escrow and exchange fees	1,446	1,398	48	3.4%
Other (loss) income	(231)	5,792	(6,023)	(104.0)%
Total noninterest income	$39,030	$43,996	$(4,966)	(11.3)%

Noninterest income for the second quarter of 2025 was $17.6 million, a decrease of $3.9 million from the first quarter of 2025. The decrease was primarily due to a $1.5 million decrease in trust custodial account fees related to annual tax fees recognized in the prior quarter, a $1.4 million decrease in earnings on bank owned life insurance (“BOLI”) due to non-recurring benefits recorded in the prior quarter, and a $1.3 million loss on debt extinguishment, resulting from the early redemption of $150.0 million in subordinated notes due 2030.

Noninterest income for the second quarter of 2025 decreased $657,000 compared to the second quarter of 2024. The decrease was primarily due to a $1.3 million loss on debt extinguishment recorded in the second quarter of 2025, partially offset by an $826,000 increase in other income, primarily in Community Reinvestment Act investment income.

For the first six months of 2025, noninterest income totaled $39.0 million, a decrease from $44.0 million for the first six months of 2024. The decrease was primarily due to a $6.0 million decrease in other income, driven by the $1.3 million loss on debt extinguishment recorded in the first six months of 2025, compared to the $5.3 million gain on debt extinguishment resulting from the early redemption of two $200.0 million FHLB term advances during the first six months of 2024, and a $470,000 decrease in trust custodial account fees. This was offset by a $1.7 million increase in earnings on BOLI due to non-recurring benefits.

Noninterest Expense

The following table presents the components of noninterest expense for the periods indicated:

	Three Months Ended			Variance From
	June 30,	March 31,	June 30,	March 31, 2025		June 30, 2024
(Dollars in thousands)	2025	2025	2024	$	%	$	%
Noninterest expense
Compensation and benefits	$53,268	$52,812	$53,140	$456	0.9%	$128	0.2%
Premises and occupancy	8,471	9,716	10,480	(1,245)	(12.8)%	(2,009)	(19.2)%
Data processing	7,806	7,976	7,754	(170)	(2.1)%	52	0.7%
FDIC insurance premiums	1,947	1,996	1,873	(49)	(2.5)%	74	4.0%
Legal and professional services	2,223	4,861	1,078	(2,638)	(54.3)%	1,145	106.2%
Marketing expense	905	936	1,724	(31)	(3.3)%	(819)	(47.5)%
Office expense	1,006	1,099	1,077	(93)	(8.5)%	(71)	(6.6)%
Loan expense	829	781	840	48	6.1%	(11)	(1.3)%
Deposit expense	13,644	12,896	12,289	748	5.8%	1,355	11.0%
Merger-related expense	6,712	—	—	6,712	—%	6,712	—%
Amortization of intangible assets	2,501	2,566	2,763	(65)	(2.5)%	(262)	(9.5)%
Other expense	5,064	4,653	4,549	411	8.8%	515	11.3%
Total noninterest expense	$104,376	$100,292	$97,567	$4,084	4.1%	$6,809	7.0%

	Six Months Ended		Variance From
	June 30,	June 30,	June 30, 2024
(Dollars in thousands)	2025	2024	$	%
Noninterest expense
Compensation and benefits	$106,080	$107,270	$(1,190)	(1.1)%
Premises and occupancy	18,187	21,287	(3,100)	(14.6)%
Data processing	15,782	15,265	517	3.4%
Other real estate owned operations, net	—	46	(46)	(100.0)%
FDIC insurance premiums	3,943	4,502	(559)	(12.4)%
Legal and professional services	7,084	5,221	1,863	35.7%
Marketing expense	1,841	3,282	(1,441)	(43.9)%
Office expense	2,105	2,170	(65)	(3.0)%
Loan expense	1,610	1,610	—	—%
Deposit expense	26,540	24,954	1,586	6.4%
Merger-related expense	6,712	—	6,712	—%
Amortization of intangible assets	5,067	5,599	(532)	(9.5)%
Other expense	9,717	8,994	723	8.0%
Total noninterest expense	$204,668	$200,200	$4,468	2.2%

Noninterest expense totaled $104.4 million for the second quarter of 2025, an increase of $4.1 million from the first quarter of 2025. The increase was primarily due to merger-related expense of $6.7 million for the second quarter of 2025 relating to the pending merger with Columbia. Excluding merger-related expense, noninterest expense totaled $97.7 million, a decrease of $2.6 million compared to the first quarter of 2025 primarily attributable to a $2.6 million decrease in legal and professional services, driven by a $1.1 million reclassification of merger-related legal and professional fees recorded in the prior quarter to merger-related expense, and a $1.2 million decrease in premises and occupancy.

Noninterest expense for the second quarter of 2025 increased by $6.8 million from the second quarter of 2024. The increase was primarily due to merger-related expense of $6.7 million for the second quarter of 2025, a $1.4 million increase in deposit expense, a $1.1 million increase in legal and professional services, partially offset by a $2.0 million decrease in premises and occupancy.

Noninterest expense totaled $204.7 million for the first six months of 2025, an increase of $4.5 million from the first six months of 2024. The increase was driven primarily by the merger-related expense of $6.7 million relating to the pending merger with Columbia. Excluding merger-related expense, noninterest expense totaled $198.0 million, a decrease of $2.2 million from the first six months of 2024, driven primarily by a $3.1 million decrease in premises and occupancy, a $1.4 million decrease in marketing expense, a $1.2 million decrease in compensation and benefits, and a $532,000 decrease in amortization of intangible assets, partially offset by a $1.9 million increase in legal and professional services, and a $1.6 million increase in deposit expense, driven by higher deposit administration service fees due to higher cap rates and the seasonal growth in HOA deposits.

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

The Company’s efficiency ratio was 65.3% for the second quarter of 2025, compared to 67.5% for the first quarter of 2025, and 61.3% for the second quarter of 2024. The Company’s efficiency ratio was 66.4% for the first six months of 2025, compared to 60.7% for the first six months of 2024. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Taxes

For the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, income tax expense was $10.0 million, $12.2 million, and $13.9 million, respectively, and the effective income tax rate was 23.7%, 25.4%, and 24.9%, respectively. For the six months ended June 30, 2025 and 2024, income tax expense was $22.2 million and $31.3 million, respectively, and the effective income tax rate was 24.6% and 26.0%, respectively. Our effective tax rate for the three and six months ended June 30, 2025 differs from the 21% federal statutory rate due to the impact of state taxes as well as various permanent tax differences, including tax-exempt income from municipal securities and loans, BOLI income, tax benefits associated with low-income housing tax credit investments, Section 162(m) limitation on the deduction of executive compensation, non-deductible transaction costs, and the exercise of stock options and vesting of other stock-based compensation.

The total amount of unrecognized tax benefits was $380,000 at June 30, 2025 and December 31, 2024, and was comprised of unrecognized tax benefits related to the Opus acquisition in 2020. The total amount of tax benefits that, if recognized, would favorably impact the effective tax rate was $149,000 at June 30, 2025 and December 31, 2024. It is reasonably possible that $380,000 of the Company's unrecognized tax benefits may be recognized within the next 12 months due to a lapse of the statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The Company has accrued $123,000 and $99,000 for such interest at June 30, 2025 and December 31, 2024, respectively. No amounts for penalties were accrued.

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

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon temporary differences between the amounts for financial reporting purposes and the tax basis of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In assessing the realization of deferred tax assets, management evaluates both positive and negative evidence, including the existence of any cumulative losses in the current year and the prior two years, the forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. This analysis is updated quarterly and adjusted as necessary. Based on the analysis, the Company has determined that a valuation allowance for deferred tax assets was not required as of June 30, 2025 and December 31, 2024.

FINANCIAL CONDITION

At June 30, 2025, assets totaled $17.78 billion, a decrease of $120.4 million, or 0.7%, from $17.90 billion at December 31, 2024. The decrease was primarily due to a $139.2 million decrease in total loans and a $125.4 million decrease in investment securities, partially offset by a $181.8 million increase in cash and cash equivalents.

Total liabilities were $14.81 billion at June 30, 2025, compared to $14.95 billion at December 31, 2024. The decrease of $140.1 million, or 0.9%, from December 31, 2024 was primarily due to a $148.4 million decrease in subordinated debentures, partially offset by a $33.7 million increase in deposits.

Total stockholders’ equity was $2.98 billion as of June 30, 2025, an increase of $19.7 million from $2.96 billion at December 31, 2024. The increase was primarily due to $68.1 million of net income and $10.5 million of other comprehensive income, partially offset by $63.9 million in cash dividends.

Since the fourth quarter of 2024, we took steps to increase loan originations and supplemented our new loan production with select loan purchases and participations as well as reinvested excess liquidity into shorter-term U.S. Treasury securities. Improved loan originations also led to expanded depository relationships and a favorable deposit mix, with brokered certificates of deposit decreasing by $99.7 million during the second half of 2025. Prudent credit risk management continues to remain our priority. The continuation of positive asset quality trends from the second half of 2024 into the second quarter of 2025, coupled with the strength of our capital position, provides us with optionality and flexibility in terms of balance sheet management and position us well to navigate and address potential challenges that may arise from economic uncertainties.

Our book value per share increased to $30.67 at June 30, 2025 from $30.65 at December 31, 2024. At June 30, 2025, the Company’s tangible common equity to tangible assets ratio increased to 12.14% from 11.92% at December 31, 2024. Our tangible book value per share increased to $21.10 from $20.97 at December 31, 2024. The increase in tangible common equity ratio and tangible book value per share from prior year-end were primarily driven by net income and other comprehensive income, partially offset by dividends paid. The decrease in tangible assets also contributed to the increase in tangible common equity ratio. For additional details, see “Non-GAAP measures” presented under Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We primarily use our investment portfolio for liquidity purposes, capital preservation, and to support our interest rate risk management strategies. Our investment securities portfolio amounted to $3.27 billion at June 30, 2025, a decrease of $125.4 million, or 3.7%, from $3.40 billion at December 31, 2024. The decrease was the result of $453.2 million in principal payments, amortization and accretion, and redemptions, partially offset by $320.3 million in purchases of AFS U.S. Treasury securities, and an improvement of $7.5 million in AFS investment securities mark-to-market unrealized loss. The Company did not sell any investment securities during the six months ended June 30, 2025.

In general, the purchase of investment securities is primarily related to investing excess liquidity from our banking operations. During the six months ended June 30, 2025, we have maintained a meaningful portion of the AFS securities portfolio in highly-liquid, shorter term securities. This strategy enhances our interest rate sensitivity profile to the current rate environment and provides us with the flexibility to quickly redeploy these funds into higher-yielding assets as opportunities arise. The effective duration of the AFS securities portfolio was 0.7 years and 0.9 years at June 30, 2025 and December 31, 2024, respectively. The effective duration of the total AFS and HTM securities portfolio was 4.7 years and 4.7 years at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, AFS and HTM investment securities were $1.58 billion and $1.69 billion, respectively, compared to $1.68 billion and $1.71 billion, respectively, at December 31, 2024.

The ACL on investment securities is determined for both the AFS and HTM classifications of the investment portfolio in accordance with ASC 326 and evaluated on a quarterly basis. As of June 30, 2025 and December 31, 2024, the Company had an ACL of $103,000 and $110,000, respectively, for municipal bonds classified as HTM investment securities. The Company had no ACL for AFS investment securities at June 30, 2025 and December 31, 2024. For additional information, refer to Note 4 – Investment Securities to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

	June 30, 2025
	One Year or Less		More than One to Five Years		More than Five Years to Ten Years		More than Ten Years		Total
(Dollars in thousands)	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield	Amount	Weighted Average Yield
AFS investment securities:
U.S. Treasury	$772,600	4.43%	$322,401	3.95%	$—	—%	$—	—%	$1,095,001	4.29%
Agency	—	—%	572	6.46%	—	—%	333	2.27%	905	4.92%
Corporate	—	—%	214,328	5.23%	158,487	3.54%	—	—%	372,815	4.49%
Collateralized mortgage obligations	3,835	4.85%	62,559	4.78%	13,750	4.69%	32,866	6.16%	113,010	5.18%
Total AFS investment securities	776,435	4.43%	599,860	4.50%	172,237	3.64%	33,199	6.12%	1,581,731	4.40%
HTM investment securities:
Municipal bonds	$—	—%	$38,940	1.44%	$43,068	1.81%	$1,061,050	2.05%	$1,143,058	2.02%
Collateralized mortgage obligations	—	—%	22	4.66%	—	—%	295,423	4.00%	295,445	4.00%
Mortgage-backed securities	—	—%	3,917	5.10%	5,064	4.81%	224,374	2.21%	233,355	2.32%
Other	—	—%	—	—%	—	—%	16,116	2.86%	16,116	2.86%
Total HTM investment securities	$—	—%	$42,879	1.78%	$48,132	2.13%	$1,596,963	2.44%	$1,687,974	2.42%
Total securities	$776,435	4.43%	$642,739	4.32%	$220,369	3.31%	$1,630,162	2.52%	$3,269,705	3.38%

The following table presents the fair value of AFS and the amortized cost of HTM investment securities portfolios by Moody’s credit ratings at June 30, 2025.

(Dollars in thousands)	U.S. Treasury	Agency	Corporate Debt	Municipal Bonds	Collateralized Mortgage Obligations	Mortgage-backed Securities	Other	Total	%
Aaa - Aa3	$1,095,001	$905	$—	$1,143,058	$408,455	$233,355	$—	$2,880,774	88.1%
A1 - A3	—	—	169,357	—	—	—	—	169,357	5.2%
Baa1 - Baa3	—	—	203,458	—	—	—	16,116	219,574	6.7%
Total	$1,095,001	$905	$372,815	$1,143,058	$408,455	$233,355	$16,116	$3,269,705	100.0%

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

Loans

Loans held for investment totaled $11.90 billion at June 30, 2025, a decrease of $137.7 million, or 1.1%, from $12.04 billion at December 31, 2024. The decrease was primarily a result of loan maturities and prepayments, partially offset by loan originations and purchases during the first six months of 2025. Since December 31, 2024, investor loans secured by real estate decreased $195.0 million, business loans secured by real estate decreased $110.4 million, commercial loans increased $124.4 million, and retail loans increased $37.6 million. The commercial line average utilization rate decreased moderately from an average rate of 32.3% for the fourth quarter of 2024 to 31.5% for the second quarter of 2025. Since the fourth quarter of 2024 and continuing into the second quarter of 2025, we have taken strategic steps, including pricing adjustments as well as building and deepening relationships with new and existing customers, to positively impact new loan originations and loan retention, particularly in multifamily, C&I, CRE, and construction loans. In addition to organic loan growth, we have purchased $244.5 million in commercial and industrial loans and $43.0 million in single family residential loans during the first six months of 2025.

The total end-of-period weighted average interest rate on loans, excluding fees and discounts, at June 30, 2025 was 4.83%, compared to 4.78% at December 31, 2024. The increase was primarily attributable to higher-yielding new loan fundings and loan purchases, which exceeded the rates of loan prepayments and payoffs.

Loans held for sale primarily represents the guaranteed portion of SBA loans, which the Bank originates for sale. At June 30, 2025, the Bank had $751,000 of loans held for sale, compared to none at December 31, 2024.

The following table sets forth the composition of our loan portfolio in dollar amounts and as a percentage of the portfolio, and gives the weighted average interest rate by loan category at the dates indicated:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Amount	Percent of Total	Weighted Average Interest Rate	Amount	Percent of Total	Weighted Average Interest Rate
Investor loans secured by real estate
CRE non-owner-occupied	$2,084,781	17.5%	4.84%	$2,131,112	17.7%	4.80%
Multifamily	5,255,040	44.2%	4.14%	5,326,009	44.2%	4.05%
Construction and land	302,781	2.5%	8.05%	379,143	3.1%	8.17%
SBA secured by real estate	27,405	0.2%	8.34%	28,777	0.2%	8.73%
Total investor loans secured by real estate	7,670,007	64.4%	4.50%	7,865,041	65.2%	4.47%
Business loans secured by real estate
CRE owner-occupied	1,918,031	16.1%	4.47%	1,995,144	16.6%	4.42%
Franchise real estate secured	227,080	1.9%	5.15%	255,694	2.1%	4.85%
SBA secured by real estate	39,263	0.4%	8.06%	43,978	0.4%	8.51%
Total business loans secured by real estate	2,184,374	18.4%	4.61%	2,294,816	19.1%	4.54%
Commercial loans
Commercial and industrial	1,643,977	13.8%	6.34%	1,486,340	12.3%	6.44%
Franchise non-real estate secured	180,708	1.5%	5.23%	213,357	1.8%	5.17%
SBA non-real estate secured	7,472	0.1%	9.08%	8,086	0.1%	9.50%
Total commercial loans	1,832,157	15.4%	6.25%	1,707,783	14.2%	6.30%
Retail loans
Single family residential	224,483	1.9%	6.86%	186,739	1.6%	6.87%
Consumer	1,658	—%	10.75%	1,804	—%	9.44%
Total retail loans	226,141	1.9%	6.89%	188,543	1.6%	6.90%
Loans held for investment before basis adjustment (1)	11,912,679	100.1%	4.83%	12,056,183	100.1%	4.78%
Basis adjustment associated with fair value hedge (2)	(10,600)	(0.1)%		(16,442)	(0.1)%
Loans held for investment	11,902,079	100.0%		12,039,741	100.0%
Allowance for credit losses for loans held for investment	(170,663)			(178,186)
Loans held for investment, net	$11,731,416			$11,861,555

Total unfunded loan commitments	$1,723,901			$1,532,623
Loans held for sale, at lower of cost or fair value	$751			$2,315
______________________________
(1) Includes unamortized net purchase premiums of $11.2 million and $9.1 million, net deferred origination (fees) costs of $(103,000) and $1.1 million, and unaccreted fair value net purchase discounts of $29.5 million and $33.2 million as of June 30, 2025 and December 31, 2024, respectively.
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

We also have a granular and geographically diverse set of lending relationships. In the tables below, we show the segmentation and geographic dispersion of certain loan portfolios as of June 30, 2025 and December 31, 2024.

CRE Non-Owner-Occupied. CRE non-owner-occupied loans totaled $2.08 billion at June 30, 2025 and $2.13 billion at December 31, 2024. We originate loans that are secured by investor owned CRE, such as retail centers, small office locations, light industrial buildings, and mixed-use commercial properties located in our primary market areas. We believe this loan portfolio is a well-balanced portfolio by geography and by property type as presented below:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Property Type
Hotel and Motel	$281,127	14%	$273,897	13%
Industrial	256,295	12%	265,437	12%
Office	543,831	26%	556,351	26%
Retail	639,569	31%	658,238	31%
Other	363,959	17%	377,189	18%
Total CRE non-owner-occupied	$2,084,781	100%	$2,131,112	100%

By Geography(1)
California:
Los Angeles	$546,519	26%	$550,187	26%
Orange	299,000	14%	306,388	14%
Riverside	119,020	6%	117,482	6%
San Bernardino	45,012	2%	48,301	2%
San Diego	141,484	7%	146,102	7%
San Luis Obispo	162,567	8%	166,996	8%
Santa Barbara	59,159	3%	62,915	3%
Ventura	16,244	1%	21,224	1%
Other CA	187,035	9%	186,529	9%
Arizona	154,158	7%	156,464	7%
Nevada	114,272	6%	120,493	6%
Washington	68,587	3%	70,571	3%
Other States	171,724	8%	177,460	8%
Total CRE non-owner-occupied	$2,084,781	100%	$2,131,112	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

Multifamily. Multifamily loans totaled $5.26 billion at June 30, 2025 and $5.33 billion at December 31, 2024. We originate loans secured by multifamily residential properties (five units and greater) located in our primary market areas. These lending relationships consist of seasoned owners of multifamily properties with extensive operating experience. The loans are stratified by number of units and physical location below:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Number of Units
10 or fewer units	$981,174	19%	$1,018,112	19%
11-25 units	1,530,107	29%	1,562,806	29%
26-50 units	1,037,534	20%	1,033,483	20%
51-100 units	1,000,344	19%	1,031,461	19%
101+ units	705,881	13%	680,147	13%
Total Multifamily	$5,255,040	100%	$5,326,009	100%

By Geography(1)
California:
Los Angeles	$2,030,633	39%	$2,070,683	39%
Orange	190,314	4%	191,818	3%
Riverside	108,561	2%	104,877	2%
San Bernardino	140,079	3%	135,016	2%
San Diego	338,330	6%	343,632	6%
San Luis Obispo	22,727	—%	23,112	1%
Santa Barbara	37,717	1%	38,055	1%
Ventura	39,501	1%	39,967	1%
Other CA	642,406	12%	657,237	12%
Arizona	411,806	8%	419,761	8%
Nevada	170,958	3%	149,943	3%
Washington	619,711	12%	635,171	12%
Other States	502,297	9%	516,737	10%
Total Multifamily	$5,255,040	100%	$5,326,009	100%
______________________________
(1) Based on location of primary real property collateral. All California information is by respective county.

CRE Owner-Occupied. CRE owner-occupied loans totaled $1.92 billion at June 30, 2025 and $2.00 billion at December 31, 2024. We originate business loans secured by owner-occupied CRE, such as light industrial buildings, mixed-use commercial properties, and small office locations for professional services located in our primary market areas. These loans are underwritten and analyzed based on each business’s cash flows. We believe this portfolio is well-diversified by industry, with a geography covering California and the Western U.S.:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$96,946	5%	$108,194	5%
Administrative and Support	64,823	3%	61,419	3%
Agriculture	88,726	5%	91,119	4%
Construction	128,852	7%	134,580	7%
Educational Services	152,129	8%	156,161	8%
Entertainment	63,676	3%	68,939	3%
Financial Services	35,812	2%	36,936	2%
Health Care	285,211	15%	293,535	15%
Manufacturing	218,345	11%	216,204	11%
Other Services	202,897	11%	222,140	11%
Professional Services	81,167	4%	93,082	5%
Real Estate	91,230	5%	92,678	5%
Retail Trade	166,163	9%	180,564	9%
Transport and Warehouse	38,210	2%	39,118	2%
Wholesale Trade	175,390	9%	171,372	9%
Other	28,454	1%	29,103	1%
Total CRE owner-occupied	$1,918,031	100%	$1,995,144	100%

By Geography(2)
California:
Los Angeles	$605,154	32%	$628,759	32%
Orange	197,436	10%	190,254	10%
Riverside	313,197	16%	325,295	16%
San Bernardino	170,185	9%	180,647	9%
San Diego	117,342	6%	122,555	6%
San Luis Obispo	79,862	4%	82,597	4%
Santa Barbara	103,394	6%	107,251	5%
Ventura	40,418	2%	42,617	2%
Other CA	119,055	6%	127,515	7%
Arizona	62,220	3%	57,865	3%
Nevada	36,949	2%	46,000	2%
Washington	17,442	1%	18,527	1%
Other States	55,377	3%	65,262	3%
Total CRE owner-occupied	$1,918,031	100%	$1,995,144	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS).
(2) Based on location of primary real property collateral. All California information is by respective county.

Commercial & Industrial. C&I loans totaled $1.64 billion at June 30, 2025 and $1.49 billion at December 31, 2024. We originate C&I loans secured by various business assets, including inventory, receivables, machinery, and equipment. Loan types include revolving lines of credit, term loans, seasonal loans, and loans secured by liquid collateral such as cash deposits or marketable securities. These loans are underwritten and analyzed based on each business’s cash flows. During the first half of 2025, we also complemented our organic loan origination with strategic loan purchases and participations of $244.5 million in C&I loans. This portfolio includes loans to small and middle market businesses by industry and by geography as shown below:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%
By Industry(1)
Accommodation and Food Services	$106,874	6%	$56,791	4%
Administrative	63,739	4%	58,184	4%
Agriculture	26,779	2%	26,893	2%
Construction	140,837	9%	141,109	9%
Educational Services	26,079	2%	29,145	2%
Entertainment	69,486	4%	62,637	4%
Financial Services	56,489	3%	82,553	6%
Health Care	55,119	3%	55,665	4%
Information	11,608	1%	21,312	1%
Manufacturing	415,441	25%	315,118	21%
Other Services	102,581	6%	115,523	8%
Professional Services	81,993	5%	80,248	5%
Public Administration	148,606	9%	156,010	11%
Real Estate	108,136	7%	109,742	7%
Retail Trade	51,541	3%	37,529	3%
Transport and Warehouse	74,817	5%	70,244	5%
Wholesale Trade	102,493	6%	62,019	4%
Other	1,359	—%	5,618	—%
Total Commercial and industrial	$1,643,977	100%	$1,486,340	100%

By Geography(2)
California:
Los Angeles	$273,589	17%	$252,632	17%
Orange	179,651	11%	226,331	15%
Riverside	68,372	4%	72,770	5%
San Bernardino	50,672	3%	51,960	4%
San Diego	90,203	6%	95,473	6%
San Luis Obispo	36,202	2%	37,517	3%
Santa Barbara	18,484	1%	19,671	1%
Ventura	19,856	1%	21,005	1%
Other CA	128,733	8%	135,608	9%
Arizona	12,967	1%	10,630	1%
Nevada	21,937	1%	21,989	2%
Washington	50,161	3%	48,771	3%
Other States	693,150	42%	491,983	33%
Total Commercial and industrial	$1,643,977	100%	$1,486,340	100%
______________________________
(1) Distribution by North American Industry Classification System (NAICS)
(2) Based on location of primary real property collateral if available, otherwise borrower address is used. All California information is by respective county.
(3) Other states is primarily comprised of loans purchased and participated outside our primary geographic footprint. As of June 30, 2025, Illinois and Pennsylvania represented $111.2 million, or 7% and $90.3 million, or 5%, of total C&I loans, respectively, and no other state exceeded 4% of total C&I loans. As of December 31, 2024, Pennsylvania represented $79.5 million of total C&I loans and no other state exceeded 4% of total C&I loans.

Delinquent Loans

When a borrower fails to make required payments on a loan and does not cure the delinquency within 30 days, we normally will develop a plan with the borrower to remediate the problem or initiate proceedings to pursue our remedies under the loan documents. For loans secured by real estate, we provide the required notices to the borrower and make any required filings, and commence foreclosure proceedings if necessary. If the loan is not reinstated within the time permitted by law, we may sell the property at a foreclosure sale. At these foreclosure sales, we generally acquire title to the property. At June 30, 2025, loans delinquent 30 or more days as a percentage of total loans held for investment was 0.02%, unchanged from 0.02% at December 31, 2024.

The following table sets forth delinquencies in the Company’s loan portfolio as of the dates indicated:

	30 - 59 Days		60 - 89 Days		90 Days or More		Total
(Dollars in thousands)	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance	# of Loans	Loan Balance
At June 30, 2025
Commercial loans
Commercial and industrial	7	$300	4	$99	2	$1,241	13	$1,640
SBA non-real estate secured	—	—	—	—	1	18	1	18
Total commercial loans	7	300	4	99	3	1,259	14	1,658
Retail loans
Single family residential	2	389	—	—	—	—	2	389
Total retail loans	2	389	—	—	—	—	2	389
Total	9	$689	4	$99	3	$1,259	16	$2,047
Delinquent loans to loans held for investment		0.01%		—%		0.01%		0.02%

At December 31, 2024
Commercial loans
Commercial and industrial	5	$824	3	$349	2	$1,241	10	$2,414
SBA non-real estate secured	2	49	—	—	1	20	3	69
Total commercial loans	7	873	3	349	3	1,261	13	2,483
Retail loans
Single family residential	1	136	—	—	—	—	1	136
Total retail loans	1	136	—	—	—	—	1	136
Total	8	$1,009	3	$349	3	$1,261	14	$2,619
Delinquent loans to loans held for investment		0.01%		—%		0.01%		0.02%

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

As of June 30, 2025, the Company had two MLTB of $9.7 million, the modification of which involved a combination of other-than-insignificant payment delay and a term extension. During the three and six months ended June 30, 2025, there were no MLTBs that had a payment default and had been modified within the 12 months preceding the payment default.

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

Classified loans totaled $89.1 million, or 0.75% of loans held for investment, at June 30, 2025, compared to $106.2 million, or 0.88% of loans held for investment, at December 31, 2024. The decrease was primarily driven by the decline in classified CRE and franchise non-real estate loans during the first six months of 2025.

The following tables stratify the loan portfolio by the Company’s internal risk grading as of the dates indicated:

	Credit Risk Grades
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total Gross Loans
June 30, 2025
Investor loans secured by real estate
CRE non-owner-occupied	$2,051,123	$6,835	$26,823	$—	$2,084,781
Multifamily	5,242,497	12,543	—	—	5,255,040
Construction and land	267,096	35,685	—	—	302,781
SBA secured by real estate	18,580	2,379	6,446	—	27,405
Total investor loans secured by real estate	7,579,296	57,442	33,269	—	7,670,007
Business loans secured by real estate
CRE owner-occupied	1,817,856	67,553	32,622	—	1,918,031
Franchise real estate secured	212,707	12,849	1,524	—	227,080
SBA secured by real estate	35,998	—	3,265	—	39,263
Total business loans secured by real estate	2,066,561	80,402	37,411	—	2,184,374
Commercial loans
Commercial and industrial	1,614,604	13,699	12,789	2,885	1,643,977
Franchise non-real estate secured	178,970	178	1,560	—	180,708
SBA non-real estate secured	6,393	—	1,079	—	7,472
Total commercial loans	1,799,967	13,877	15,428	2,885	1,832,157
Retail loans
Single family residential	224,356	—	127	—	224,483
Consumer loans	1,658	—	—	—	1,658
Total retail loans	226,014	—	127	—	226,141
Loans held for investment before basis adjustment (1)	$11,671,838	$151,721	$86,235	$2,885	$11,912,679

December 31, 2024
Investor loans secured by real estate
CRE non-owner-occupied	$2,093,693	$4,449	$32,970	$—	$2,131,112
Multifamily	5,298,289	27,720	—	—	5,326,009
Construction and land	369,335	9,808	—	—	379,143
SBA secured by real estate	24,048	—	4,729	—	28,777
Total investor loans secured by real estate	7,785,365	41,977	37,699	—	7,865,041
Business loans secured by real estate
CRE owner-occupied	1,916,321	38,389	40,434	—	1,995,144
Franchise real estate secured	241,010	14,684	—	—	255,694
SBA secured by real estate	40,861	—	3,117	—	43,978
Total business loans secured by real estate	2,198,192	53,073	43,551	—	2,294,816
Commercial loans
Commercial and industrial	1,455,916	12,838	14,701	2,885	1,486,340
Franchise non-real estate secured	205,437	702	7,218	—	213,357
SBA non-real estate secured	7,891	—	195	—	8,086
Total commercial loans	1,669,244	13,540	22,114	2,885	1,707,783
Retail loans
Single family residential	186,739	—	—	—	186,739
Consumer loans	1,804	—	—	—	1,804
Total retail loans	188,543	—	—	—	188,543
Loans held for investment before basis adjustment (1)	$11,841,344	$108,590	$103,364	$2,885	$12,056,183
______________________________
(1) Excludes the basis adjustment of $10.6 million and $16.4 million to the carrying amount of certain loans included in fair value hedging relationships at June 30, 2025 and December 31, 2024. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

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

Nonperforming assets decreased by $2.6 million to $26.3 million, or 0.15% of total assets, at June 30, 2025, compared to $28.9 million, or 0.16% of total assets, at December 31, 2024. The decrease in nonperforming assets from the prior year-end was primarily attributed to $1.2 million repayments on a C&I lending relationship and $619,000 repayments on a CRE lending relationship, and the sale of a single nonperforming loan held for sale of $825,000 included in nonperforming assets at December 31, 2024.

At June 30, 2025, nonperforming loans totaled $26.3 million, or 0.22% of loans held for investment, a decrease from $28.0 million, or 0.23% of loans held for investment, at December 31, 2024.

The Company reported no OREO at June 30, 2025 and December 31, 2024.

The Company had no loans 90 days or more past due and still accruing at June 30, 2025 and December 31, 2024.

The following table sets forth the composition of nonperforming assets at the dates indicated:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonperforming assets
Investor loans secured by real estate
CRE non-owner-occupied	$14,805	$15,423
SBA secured by real estate	380	409
Total investor loans secured by real estate	15,185	15,832
Commercial loans
Commercial and industrial	10,971	12,179
SBA non-real estate secured	18	20
Total commercial loans	10,989	12,199
Retail loans
Single family residential	127	—
Total retail loans	127	—
Total nonperforming loans held for investment	26,301	28,031
Nonperforming loans held for sale	—	825
Other real estate owned	—	—
Total nonperforming assets	$26,301	$28,856

Allowance for credit losses	$170,663	$178,186
Allowance for credit losses as a percent of total nonperforming loans	649%	636%
Nonperforming loans as a percent of loans held for investment	0.22%	0.23%
Nonperforming assets as a percent of total assets	0.15%	0.16%
MLTBs included in nonperforming loans	$9,730	$13,563

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

The Company’s ACL includes assumptions concerning current and future economic conditions using reasonable and supportable forecasts from an independent third party. These economic forecast scenarios are based on past events, current conditions, and the likelihood of future events occurring. Management periodically evaluates economic scenarios used in the Company’s ACL model, and thus the scenarios as well as the assumptions within those scenarios, and whether to use a weighted multiple scenario approach, can vary from one period to the next based on changes in current and expected economic conditions, and due to the occurrence of specific events. As of June 30, 2025, the Company’s ACL model used three weighted scenarios representing a base-case scenario, an upside scenario, and a downside scenario. The use of three weighted scenarios at June 30, 2025 is consistent with the approach used in the Company’s ACL model at March 31, 2025. The Company’s ACL model at June 30, 2025 includes assumptions concerning the interest rate environment, general uncertainty concerning future economic conditions, and the potential for future recessionary conditions. The Company has identified certain economic variables that have significant influence in the Company’s model for determining the ACL. These key economic variables include forecasted changes in the U.S. unemployment rate, U.S. real GDP growth, CRE prices, and interest rates.

The Company considers the need for qualitative adjustments to the ACL on a quarterly basis. Qualitative adjustments may be related to and include, but not be limited to, factors such as (i) management’s assessment of economic forecasts used in the model and how those forecasts align with management’s overall evaluation of current and expected economic conditions, (ii) organization-specific risks such as credit concentrations, collateral specific risks, regulatory risks, and external factors that may ultimately impact credit quality, (iii) potential model limitations such as limitations identified through back-testing, and other limitations associated with factors such as underwriting changes, acquisition of new portfolios and changes in portfolio segmentation, and (iv) management’s overall assessment of the adequacy of the ACL, including an assessment of model data inputs used to determine the ACL. Qualitative adjustments at June 30, 2025 served to increase or decrease the level of allocated ACL to these segments of the loan portfolio: investor loans secured by real estate and retail loans.

The following charts quantify the factors attributing to the changes in the ACL on loans held for investment for the three and six months ended June 30, 2025 and June 30, 2024:

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

At June 30, 2025 and 2024, the Company believes the ACL was adequate to cover current expected credit losses in the loan portfolio. However, no assurance can be given that we will not, in any particular period, sustain credit losses that exceed the amount reserved, or that subsequent evaluation of our loan portfolio, in light of prevailing factors, including economic conditions that may adversely affect our market area or other circumstances, will not require significant increases in the ACL. In addition, regulatory agencies, as an integral part of their examination process, periodically review our ACL and may require us to recognize changes to the ACL based on judgments different from those of management. Should any of the factors considered by management in evaluating the appropriate level of the ACL change, including the size and composition of the loan portfolio, the credit quality of the loan portfolio, as well as forecasts of future economic conditions, the Company’s estimate of current expected credit losses could also significantly change and affect the level of future provisions for credit losses.

The following table sets forth the Company’s ACL, its corresponding percentage of the loan category balance, and the percent of loan balance to total loans held for investment in each of the loan categories listed as of the dates indicated:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Amount	Allowance as a % of Segment	% of Total Loans	Amount	Allowance as a % of Segment	% of Total Loans
Investor loans secured by real estate
CRE non-owner-occupied	$27,120	1.30%	17.5%	$26,408	1.24%	17.7%
Multifamily	53,978	1.03%	44.2%	53,305	1.00%	44.2%
Construction and land	3,567	1.18%	2.5%	5,230	1.38%	3.1%
SBA secured by real estate	1,127	4.11%	0.2%	1,722	5.98%	0.2%
Total investor loans secured by real estate	85,792	1.12%	64.4%	86,665	1.10%	65.2%
Business loans secured by real estate
CRE owner-occupied	27,921	1.46%	16.1%	31,794	1.59%	16.6%
Franchise real estate secured	4,012	1.77%	1.9%	5,836	2.28%	2.1%
SBA secured by real estate	3,449	8.78%	0.4%	3,831	8.71%	0.4%
Total business loans secured by real estate	35,382	1.62%	18.4%	41,461	1.81%	19.1%
Commercial loans
Commercial and industrial	40,099	2.44%	13.8%	37,603	2.53%	12.3%
Franchise non-real estate secured	6,604	3.65%	1.5%	10,794	5.06%	1.8%
SBA non-real estate secured	437	5.85%	0.1%	359	4.44%	0.1%
Total commercial loans	47,140	2.57%	15.4%	48,756	2.85%	14.2%
Retail loans
Single family residential	2,237	1.00%	1.9%	1,193	0.64%	1.6%
Consumer loans	112	6.76%	—%	111	6.15%	—%
Total retail loans	2,349	1.04%	1.9%	1,304	0.69%	1.6%
Total (1)	$170,663	1.43%	100.0%	$178,186	1.48%	100.0%
______________________________
(1) Total loans utilized in the calculation of the ratio of ACL to total loans held for investment includes $10.6 million and $16.4 million of the basis adjustment of certain loans used in fair value hedging relationships as of June 30, 2025 and December 31, 2024, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

At June 30, 2025, the ratio of ACL to loans held for investment was 1.43%, a decrease from 1.48% at December 31, 2024. Our unamortized fair value discount on the loans acquired totaled $29.5 million, or 0.25% of total loans held for investment, at June 30, 2025, compared to $33.2 million, or 0.28% of total loans held for investment, at December 31, 2024.

The following table sets forth the Company’s net charge-offs as a percentage to the average loans held for investment balances in each of the loan categories, as well as other credit related percentages at and for the periods indicated:

	At and for Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,101,391	—%	$—	$2,108,856	—%	$2,696	$2,280,616	0.12%
Multifamily	—	5,261,357	—%	—	5,296,062	—%	7,372	5,515,912	0.13%
Construction and land	—	298,628	—%	—	379,080	—%	—	461,060	—%
SBA secured by real estate	—	27,462	—%	(30)	29,061	(0.10)%	67	34,110	0.20%
Total investor loans secured by real estate	—	7,688,838	—%	(30)	7,813,059	—%	10,135	8,291,698	0.12%
Business loans secured by real estate
CRE owner-occupied	—	1,922,225	—%	—	1,975,525	—%	(121)	2,117,338	(0.01)%
Franchise real estate secured	—	233,954	—%	—	247,323	—%	—	282,684	—%
SBA secured by real estate	—	40,565	—%	—	44,420	—%	(1)	47,365	—%
Total business loans secured by real estate	—	2,196,744	—%	—	2,267,268	—%	(122)	2,447,387	—%
Commercial loans
Commercial and industrial	(18)	1,626,755	—%	(317)	1,513,333	(0.02)%	820	1,655,962	0.05%
Franchise non-real estate secured	22	184,509	0.01%	—	205,390	—%	(1,375)	278,143	(0.49)%
SBA non-real estate secured	(2)	7,674	(0.03)%	(6)	7,770	(0.08)%	3	11,218	0.03%
Total commercial loans	2	1,818,938	—%	(323)	1,726,493	(0.02)%	(552)	1,945,323	(0.03)%
Retail loans
Single family residential	(9)	229,309	—%	—	188,344	—%	(3)	70,633	—%
Consumer	(342)	1,632	(20.96)%	10	1,848	0.54%	835	2,270	36.78%
Total retail loans	(351)	230,941	(0.15)%	10	190,192	0.01%	832	72,903	1.14%
Total (1)	$(349)	$11,923,520	—%	$(343)	$11,981,674	—%	$10,293	$12,724,401	0.08%

Allowance for credit losses to loans held for investment			1.43%			1.46%			1.47%
Nonperforming loans to loans held for investment			0.22%			0.23%			0.42%
Allowance for credit losses to nonperforming loans			649%			632%			353%
______________________________
(1) Average loan balance includes $11.9 million, $15.3 million, and $32.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the three months ended June 30, 2025, March 31, 2025, and June 30, 2024, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage	Net Charge-offs (Recoveries)	Average Loan Balance	Percentage
Investor loans secured by real estate
CRE non-owner-occupied	$—	$2,105,103	—%	$3,623	$2,319,085	0.16%
Multifamily	—	5,278,614	—%	7,367	5,562,856	0.13%
Construction and land	—	338,632	—%	—	470,436	—%
SBA secured by real estate	(30)	28,257	(0.11)%	320	35,011	0.91%
Total investor loans secured by real estate	(30)	7,750,606	—%	11,310	8,387,388	0.13%
Business loans secured by real estate
CRE owner-occupied	—	1,948,728	—%	4,268	2,149,899	0.20%
Franchise real estate secured	—	240,602	—%	212	291,756	0.07%
SBA secured by real estate	—	42,481	—%	(2)	48,586	—%
Total business loans secured by real estate	—	2,231,811	—%	4,478	2,490,241	0.18%
Commercial loans
Commercial and industrial	(335)	1,570,357	(0.02)%	1,366	1,712,921	0.08%
Franchise non-real estate secured	22	194,892	0.01%	(1,275)	293,488	(0.43)%
SBA non-real estate secured	(8)	7,722	(0.10)%	1	11,042	0.01%
Total commercial loans	(321)	1,772,971	(0.02)%	92	2,017,451	—%
Retail loans
Single family residential	(9)	208,940	—%	(3)	71,359	—%
Consumer	(332)	1,739	(19.09)%	835	2,189	38.15%
Total retail loans	(341)	210,679	(0.16)%	832	73,548	1.13%
Total (1)	$(692)	$11,952,437	(0.01)%	$16,712	$12,936,723	0.13%

Allowance for credit losses to loans held for investment			1.43%			1.47%
Nonperforming loans to loans held for investment			0.22%			0.42%
Allowance for credit losses to nonperforming loans			649%			353%
______________________________
(1) Average loan balance includes $13.6 million and $31.9 million of average basis adjustment of certain loans included in fair value hedging relationships for the six months ended June 30, 2025 and June 30, 2024, respectively. Refer to Note 11 – Derivative Instruments to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q for additional information.

Deposits

At June 30, 2025, total deposits were $14.50 billion, an increase of $33.7 million, or 0.2%, from $14.46 billion at December 31, 2024. The increase was primarily driven by increases of 197.7 million in money market and savings and $70.8 million in noninterest-bearing checking, partially offset by decreases of $99.7 million in brokered certificates of deposit, $84.1 million in interest-bearing checking, and $51.0 million in retail certificates of deposit.

At June 30, 2025, non-maturity deposits totaled $12.54 billion, or 86.5% of total deposits, an increase of $184.4 million, or 1.5%, from December 31, 2024. The increase was primarily in seasonal deposit growth within our HOA business as well as municipal deposits. Our non-maturity deposits reflect our well-diversified and relationship-focused business model that has resulted in noninterest-bearing checking deposits representing 32.3% of total deposits as of June 30, 2025.

At June 30, 2025, maturity deposits totaled $1.96 billion, a decrease of $150.7 million, or 7.1%, from December 31, 2024. The decrease was primarily driven by decreases of $99.7 million in brokered certificates of deposit and $51.0 million in retail certificates of deposit.

The total end-of-period weighted average rate of deposits at June 30, 2025 was 1.60%, a decrease from 1.72% at December 31, 2024, principally driven by decreases in higher-cost maturity deposits as well as pricing actions across deposit categories. At June 30, 2025, the end-of-period weighted average rate of non-maturity deposits was 1.24%, compared to 1.24% at December 31, 2024.

As of June 30, 2025, the Bank counted one client, a property management holding company, with deposits of $750.3 million, or 5.2% of total deposits, and 10,842 total deposit accounts. No other individual depositor represented more than 1.4% of our total deposits, and our top 50 depositors represented 13.4% of our total deposits.

Our ratio of loans held for investment to deposits was 82.1% and 83.3% at June 30, 2025 and December 31, 2024, respectively.

The following table sets forth the distribution of the Company’s deposit accounts at the dates indicated and the weighted average interest rates as of the last day of each period for each category of deposits presented:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Balance	% of Total Deposits	Weighted Average Rate	Balance	% of Total Deposits	Weighted Average Rate
Noninterest-bearing checking	$4,687,795	32.3%	—%	$4,617,013	31.9%	—%
Interest-bearing deposits:
Interest-bearing checking	2,814,687	19.4%	1.46%	2,898,810	20.0%	1.58%
Money market	4,788,067	33.0%	2.37%	4,577,646	31.7%	2.34%
Savings	247,591	1.7%	0.33%	260,283	1.8%	0.37%
Total non-maturity deposits	12,538,140	86.4%	1.24%	12,353,752	85.4%	1.24%
Time deposit accounts:
Less than 1.00%	36,222	0.2%	0.39%	29,299	0.2%	0.39%
1.00 - 1.99	25,758	0.2%	1.54%	17,609	0.1%	1.86%
2.00 - 2.99	21,815	0.2%	2.63%	14,814	0.1%	2.67%
3.00 - 3.99	1,357,418	9.4%	3.82%	311,972	2.2%	3.81%
4.00 - 4.99	417,636	2.9%	4.44%	1,386,196	9.7%	4.65%
5.00 and greater	100,384	0.7%	5.00%	350,060	2.4%	5.07%
Total time deposit accounts	1,959,233	13.6%	3.91%	2,109,950	14.7%	4.50%
Total deposits	$14,497,373	100.0%	1.60%	$14,463,702	100.0%	1.72%

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Uninsured deposits	$5,991,359	$5,781,072

The Bank is a member of the IntraFi Network (“IntraFi”), which offers deposit placement services, including both the Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Service (“ICS”) programs, that qualify large deposits for FDIC insurance. These reciprocal deposit structures offer protection to depositors by fully insuring deposits with other network banks.

At June 30, 2025, the Company’s FDIC-insured deposits as a percentage of total deposits was 59%. Insured and collateralized deposits comprised 65% of total deposits at June 30, 2025, which includes federally-insured deposits, $863.4 million of collateralized municipal and tribal deposits, and $35.0 million of privately insured deposits. At December 31, 2024, the Company’s FDIC-insured deposits as a percentage of total deposits was 60%. Insured and collateralized deposits comprised 66% of total deposits at December 31, 2024, which includes federally-insured deposits, $765.6 million of collateralized municipal and tribal deposits, and $45.0 million of privately insured deposits.

The estimated aggregate amount of time deposits in excess of the FDIC insurance limit is $431.5 million at June 30, 2025 and $439.8 million at December 31, 2024. The following table sets forth the maturity distribution of the estimated uninsured time deposits:

(Dollars in thousands)	June 30, 2025	December 31, 2024
3 months or less	$256,475	$283,029
Over 3 months through 6 months	113,275	92,215
Over 6 months through 12 months	50,101	60,205
Over 12 months	11,634	4,380
Total	$431,485	$439,829

Borrowings

At June 30, 2025, total borrowings amounted to $124.0 million, a decrease of $148.4 million from $272.4 million at December 31, 2024. Total borrowings at June 30, 2025 were solely comprised of $124.0 million of subordinated debentures. The decrease in borrowings at June 30, 2025 as compared to December 31, 2024 was due to the early redemption of $150.0 million in subordinated notes due 2030. At June 30, 2025, total borrowings represented 0.7% of total assets and had an end-of-period weighted average rate of 7.14%, compared with 1.5% of total assets and an end-of-period weighted average rate of 6.30% at December 31, 2024.

At June 30, 2025, our subordinated notes were comprised of a principal balance of $125.0 million at 7.088% fixed-to-floating rate due May 15, 2029 (the “Notes II”) with a carrying value of $124.0 million, net of unamortized debt issuance cost of $1.0 million. Interest is payable semiannually at a floating rate equal to three-month term SOFR, plus a spread of 2.762% per annum, payable quarterly in arrears.

For additional information about the subordinated debentures, see Note 8 – Subordinated Debentures to the Notes to the consolidated financial statements in this Quarterly Report on Form 10-Q.

The following table sets forth certain information regarding the Company’s borrowed funds as of and during the periods indicated:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Subordinated debentures	$124,023	7.14%	$272,449	6.30%
Total borrowings	$124,023	7.14%	$272,449	6.30%

Weighted average cost of borrowings during the quarter	6.48%		6.62%
Borrowings as a percent of total assets	0.7%		1.5%

As of June 30, 2025, our unused borrowing capacity was $9.15 billion, which consisted of available lines of credit with FHLB and other correspondent banks as well as access through the Federal Reserve Bank's discount window. During the six months ended June 30, 2025, we did not utilize the Federal Reserve Bank's discount window.

The Company maintains additional sources of liquidity at the Corporation level. Our Corporation maintains a $25.0 million line of credit with U.S. Bank and had no outstanding balance against it at June 30, 2025 and December 31, 2024.

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

In addition to the interest payments on loans and investments as well as fees collected on the services we provide, our primary sources of funds generated during the first six months of 2025 were from:

•Principal payments on loans held for investment of $625.8 million;
•Proceeds of $462.5 million from the sales, payments, or maturities of securities; and
•Deposit growth of $33.7 million.

We used these funds to:

•Originate loans held for investment of $401.7 million;
•Purchase investment securities of $320.3 million;
•Purchase loans held for investment of $286.9 million;
•Redeem subordinated notes of $150.0 million; and
•Return capital to shareholders through $63.9 million in dividends.

Our most liquid assets are comprised of unrestricted cash, short-term investments, and unpledged AFS investment securities. The levels of these assets are dependent on our operating, lending, and investing activities during any given period. We endeavor to take a prudent, proactive approach to liquidity management, as evidenced by our balance-sheet-oriented initiatives from 2023 to the second quarter of 2025. At June 30, 2025, cash and cash equivalents totaled $791.1 million. If additional liquidity is needed or otherwise desired as part of our liquidity management strategy, we have additional sources of liquidity that can be accessed, including FHLB advances, federal funds lines, the Federal Reserve Board’s lending programs, brokered deposits, as well as loan and investment securities sales. As of June 30, 2025, the Bank had secured borrowing capacity with the FHLB allowing us to borrow up to 35% of the Bank’s total assets equating to a credit line of $6.33 billion, of which $4.81 billion remained available for borrowing based on collateral pledged of $7.09 billion at market value in qualifying loans, and no FHLB borrowings outstanding. We also had a $3.95 billion line with the FRB discount window secured by investment securities and unsecured lines of credit aggregating to $390.0 million with other correspondent banks from which to purchase federal funds. Our unused borrowing capacity was $9.15 billion, and the combined readily available liquidity with cash and cash equivalents of $791.1 million, interest-bearing time deposits with financial institutions of $1.3 million, as well as short-term, unpledged, AFS U.S. Treasury securities of $49.7 million, totaled approximately $9.99 billion, with a coverage ratio of 196.2% to uninsured and uncollateralized deposits.

We believe our level of liquid assets is sufficient to meet current anticipated funding needs. As part of our daily monitoring, we calculate a liquidity ratio by dividing the sum of cash balances plus unpledged AFS securities by total deposits, excluding time deposits maturing one year or more, plus FHLB advances maturing within one year. As of June 30, 2025, our liquidity ratio was 16.3%, which is above the Company’s minimum policy requirement of 10.0%. The Company regularly monitors liquidity, models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

A substantial portion of our loans are funded by our deposits. At June 30, 2025, the Company’s loan-to-deposit ratio was 82.1% compared to 83.3% at December 31, 2024. The Bank’s participation in IntraFi’s CDARS and ICS programs provides our depositors with full deposit insurance coverage of excess balances, while the Bank receives reciprocal deposits from other FDIC-insured banks, and helps enhance the Bank’s funding stability by retaining the full amount of the deposits on our balance sheet. To the extent that our deposit growth is not sufficient to satisfy our ongoing commitments to fund maturing and withdrawable deposits, repay maturing borrowings, fund existing and future loans, or make investments, we may access funds through our FHLB borrowing arrangement, FRB discount window, unsecured lines of credit, or other sources.

The Bank maintains liquidity guidelines in the Company’s Liquidity Policy that permits the purchase of brokered deposit funds, in an amount not to exceed 15% of total deposits or 12% of total assets, as a secondary source for funding. At June 30, 2025, we had $200.4 million in brokered deposits, which constituted 1.38% of total deposits and 1.13% of total assets at that date.

The Corporation is a corporate entity separate and apart from the Bank that must provide for its own liquidity. The Corporation’s primary sources of liquidity are dividends from the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to the Corporation. Management believes that such restrictions will not have a material impact on the ability of the Corporation to meet its ongoing cash obligations. During the six months ended June 30, 2025, the Bank paid $190.0 million in dividends to the Corporation.

The Corporation maintains a line of credit of $25.0 million with U.S. Bank that will expire on September 24, 2025. The Corporation anticipates renewing the line of credit upon expiration. This line of credit provides an additional source of liquidity at the Corporation level. At June 30, 2025, the Corporation had no outstanding balances against this line.

During the first quarter of 2025, the Corporation declared a quarterly dividend payment of $0.33 per share. On July 23, 2025, the Company's Board of Directors declared a $0.33 per share dividend, payable on August 15, 2025 to stockholders of record as of August 5, 2025. The Corporation’s Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, the Company’s financial results, future prospects, capital requirements, legal and regulatory restrictions, and such other factors as the Corporation’s Board of Directors may deem relevant. Due to the pending Merger, the Company is restricted from paying quarterly cash dividends in excess of the current level.

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock, representing approximately 5% of the Company’s issued and outstanding shares of common stock and approximately $150 million of common stock as of December 31, 2020 based on the closing price of the Company’s common stock on December 31, 2020. During the six months ended June 30, 2025, the Company did not repurchase any shares of common stock. See Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds for additional information. The stock repurchase program is currently suspended due to the announced Merger.

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

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and to meet required capital needs. The following schedule summarizes maturities and principal payments due on our contractual obligations, excluding accrued interest:

	June 30, 2025
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Subordinated debentures	$—	$124,023	$124,023
Certificates of deposit	1,928,802	30,431	1,959,233
Operating leases	14,685	41,319	56,004
Affordable housing partnerships commitment	22,196	9,134	31,330
Total contractual cash obligations	$1,965,683	$204,907	$2,170,590

On July 14, 2025, the Company’s Board of Directors approved the early redemption of $125.0 million in subordinated notes due 2029 on August 15, 2025.

We believe that the Company’s liquidity sources will be sufficient to fulfill all the contractual obligations as they become due, including the planned cash deployment of $125.0 million for the aforementioned subordinated notes redemption in August 2025 through the maintenance of adequate liquidity levels.

In the ordinary course of business, we enter into various transactions to meet the financing needs of our customers which, in accordance with GAAP, are not included in our consolidated balance sheets. These transactions include off-balance sheet commitments, including commitments to extend credit and standby letters of credit, and commitments to fund investments that qualify for CRA credit.

The following table presents a summary of the Company’s commitments to extend credit by expiration period:

	June 30, 2025
(Dollars in thousands)	Less than 1 year	More than 1 year	Total
Loan commitments to extend credit	$894,843	$781,104	$1,675,947
Standby letters of credit	47,954	—	47,954
Total	$942,797	$781,104	$1,723,901

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

Final comprehensive regulatory capital rules for U.S. banking organizations pursuant to the capital framework of the Basel Committee on Banking Supervision, generally referred to as “Basel III,” implemented a requirement for all banking organizations to maintain a capital conservation buffer of 2.5% above the minimum risk-based capital requirements, which fully phased in by January 1, 2019. The capital conservation buffer is exclusively comprised of common equity Tier 1 capital, and it applies to each of the three risk-based capital ratios but not to the leverage ratio. At June 30, 2025, the Company and Bank are in compliance with the capital conservation buffer requirement and exceeded the minimum common equity Tier 1, Tier 1, and total capital ratio, inclusive of the fully phased-in capital conservation buffer, of 7.00%, 8.50%, and 10.50%, respectively, and the Bank qualified as “well capitalized” for purposes of the federal bank regulatory prompt corrective action regulations.

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

As defined in applicable regulations and set forth in the table below, the Corporation and the Bank continue to exceed the regulatory capital minimum requirements, and the Bank continues to exceed the “well capitalized” standards and the required conservation buffer at the dates indicated:

	Actual	Minimum Required for Capital Adequacy Purposes Inclusive of Capital Conservation Buffer	Minimum Required For Well Capitalized Requirement
June 30, 2025
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.40%	4.00%	N/A
Common equity tier 1 capital ratio	17.00%	7.00%	N/A
Tier 1 capital ratio	17.00%	8.50%	N/A
Total capital ratio	18.85%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	12.84%	4.00%	5.00%
Common equity tier 1 capital ratio	17.60%	7.00%	6.50%
Tier 1 capital ratio	17.60%	8.50%	8.00%
Total capital ratio	18.85%	10.50%	10.00%

December 31, 2024
Pacific Premier Bancorp, Inc. Consolidated
Tier 1 leverage ratio	12.31%	4.00%	N/A
Common equity tier 1 capital ratio	17.05%	7.00%	N/A
Tier 1 capital ratio	17.05%	8.50%	N/A
Total capital ratio	20.28%	10.50%	N/A

Pacific Premier Bank
Tier 1 leverage ratio	13.41%	4.00%	5.00%
Common equity tier 1 capital ratio	18.57%	7.00%	6.50%
Tier 1 capital ratio	18.57%	8.50%	8.00%
Total capital ratio	19.82%	10.50%	10.00%

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

The following table shows the projected NII and net interest margin of the Company at June 30, 2025 and December 31, 2024, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

(Dollars in thousands)	Earnings at Risk			Projected Net Interest Margin
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	Rate %
June 30, 2025
+300	550,264	9,341	1.7	3.42
+200	550,203	9,280	1.7	3.42
+100	546,337	5,414	1.0	3.40
Static	540,923	—	—	3.37
-100	534,182	(6,741)	(1.2)	3.32
-200	523,641	(17,282)	(3.2)	3.26
-300	513,017	(27,905)	(5.2)	3.19

December 31, 2024
+300	551,991	9,065	1.7	3.42
+200	552,383	9,457	1.7	3.42
+100	548,931	6,005	1.1	3.40
Static	542,926	—	—	3.36
-100	535,000	(7,926)	(1.5)	3.31
-200	524,599	(18,327)	(3.4)	3.25
-300	514,981	(27,945)	(5.1)	3.19

The following table shows the EVE and projected change in the EVE of the Company at June 30, 2025 and December 31, 2024, assuming instantaneous parallel interest rate shifts in the first month of the following quarter:

(Dollars in thousands)	Economic Value of Equity			EVE as % of market value of portfolio assets
Change in Rates (Basis Points)	$ Amount	$ Change	% Change	EVE Ratio
June 30, 2025
+300	2,640,593	(347,140)	(11.6)	17.89
+200	2,827,916	(159,818)	(5.3)	18.67
+100	2,993,816	6,083	0.2	19.25
Static	2,987,734	—	—	18.72
-100	2,910,241	(77,492)	(2.6)	17.78
-200	2,767,296	(220,438)	(7.4)	16.48
-300	2,559,658	(428,075)	(14.3)	14.87

December 31, 2024
+300	2,737,167	(431,287)	(13.6)	18.52
+200	2,948,727	(219,727)	(6.9)	19.43
+100	3,141,508	(26,946)	(0.9)	20.16
Static	3,168,454	—	—	19.80
-100	3,116,700	(51,754)	(1.6)	18.99
-200	2,987,732	(180,722)	(5.7)	17.76
-300	2,782,136	(386,318)	(12.2)	16.16

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in legal proceedings occurring in the ordinary course of business. Management believes that none of the legal proceedings occurring in the ordinary course of business, individually or in the aggregate, will have a material adverse impact on the results of operations or financial condition of the Company.

Item 1A.  Risk Factors

The section titled Risk Factors in Part I, Item 1A of our 2024 Form 10-K included a discussion of the many risks and uncertainties we face, any one or more of which could have a material adverse effect on our business, results of operations, financial condition (including capital and liquidity), prospects, or the value of or return on an investment in the Company. There are no material changes to our risk factors as previously described under Item 1A of our 2024 Form 10-K and those added to our quarterly report on Form 10-Q for the quarter ended March 31, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On January 11, 2021, the Company’s Board of Directors approved a stock repurchase program, which authorized the repurchase of up to 4,725,000 shares of its common stock. The stock repurchase program may be limited or terminated at any time without notice. During the second quarter of 2025, the Company did not repurchase any shares of common stock. The stock repurchase program is currently suspended due to the announced Merger.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the second quarter of 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 to April 30, 2025	—	$—	—	4,245,056
May 1, 2025 to May 31, 2025	—	—	—	4,245,056
June 1, 2025 to June 30, 2025	—	—	—	4,245,056
Total	—		—
Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Plans

On May 5, 2025, Edward E. Wilcox, President and Chief Operating Officer of the Bank, terminated a trading plan for the sale of securities of the Company’s common stock intended to satisfy the affirmative defense conditions of the Securities Exchange Act Rule 10b5-1(c). Mr. Wilcox’s plan was originally adopted on December 23, 2025 for the sale of up to 29,000 shares of the Company’s common stock in amounts and prices set forth in the plan until the earlier of the date all shares under the plan are sold and December 31, 2025. As of the date of the plan termination, 14,500 shares of the Company’s common stock had been sold under the plan.

During the quarter ended June 30, 2025, other than disclosed above, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 6.  Exhibits

Exhibit 2.1	Agreement and Plan of Merger, dated as of April 23, 2025, by and among Columbia Banking System, Inc., Pacific Premier Bancorp, Inc., and Balboa Merger Sub, Inc.(1)
Exhibit 3.1	Second Amended and Restated Certificate of Incorporation of Pacific Premier Bancorp, Inc. (2)
Exhibit 3.2	Amended and Restated Bylaws of Pacific Premier Bancorp, Inc. (2)
Exhibit 4.1	Specimen Stock Certificate of Pacific Premier Bancorp, Inc. (3)
Exhibit 4.2	Long-term borrowing instruments are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Company undertakes to furnish copies of such instruments to the SEC upon request.
Exhibit 10.1	Pacific Premier Bancorp, Inc. Amended and Restated 2022 Long-Term Incentive Plan (4)
Exhibit 10.2	Change In Control Bonus Agreement, dated as of April 23, 2025, by and between Steven R. Gardner, Pacific Premier Bancorp, Inc. and Pacific Premier Bank (5)
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as amended
Exhibit 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	The cover page of Pacific Premier Bancorp, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)

(1) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on April 25, 2025.
(2) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 15, 2018.
(3) Incorporated by reference from the Registrant’s Form 10-K filed with the SEC on February 28, 2025.
(4) Incorporated by reference from the Registrant’s Form 8-K filed with the SEC on May 20, 2025.
(5) Incorporated by reference from the Registrant’s Form 10-Q filed with the SEC on May 2, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PACIFIC PREMIER BANCORP, INC.,

Date:	August 1, 2025	By:	/s/ Steven R. Gardner
Steven R. Gardner
Chairman, Chief Executive Officer, and President
(Principal Executive Officer)

Date:	August 1, 2025	By:	/s/ Ronald J. Nicolas, Jr.
Ronald J. Nicolas, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)